Form 10QSB
period 1995-12-31
GREAT AMERICAN HOTELS & RESORTS INC
filed 1996-08-21
CIK 879586

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended:
12/31/95

                    Commissioner file number: 0-19852

                  GREAT AMERICAN HOTELS & RESORTS, INC.
(Exact name of small business issuer as specified in its charter)

Georgia                               58-1956846
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)

          120 Firestone Pointe, Suite 100, Duluth, Georgia 30155
                 (Address of principal executive offices)

                             (404) 476-3936
                        (Issuer's telephone number)

                       GREAT AMERICAN RESORTS, INC.
           (Former name, former address, and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No _X_

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by court. Yes __ No __

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      2,712,090 shares of Class A Common Stock, no par value
       200,000 shares of Class C Common Stock, no par value
      78,500 shares of Series A Convertible Preferred Stock
                     as of August 14, 1996


                   PART I. - FINANCIAL INFORMATION

GREAT AMERICAN HOTELS & RESORTS, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 (Unaudited) and JUNE 30, 1995

                               December 1995          June 1995
                               ______________      ______________

ASSETS
CURRENT
  Cash                                $  (87)               605
  Restricted Cash                         94                 87
  Accounts Receivable                     59                 54
  Subscriptions Receivable               229
  Prepaid Expenses                        (2)
  Net Assets from Discontinued
    Operations                                             (158)
                               ______________      ______________
                                         293                904

PROPERTY AND EQUIPMENT
  Land                                   904                904
  Office Building and Improvements       442                442
  Hotel and Resort Rental Units        4,563              4,302
  Furniture and Equipment                483                474
                                       6,392              6,123
  Accumulated Depreciation              (314)              (221)
                               ______________      ______________
                                       6,078              5,901

OTHER ASSETS
  Prepayments and Deposits               107                 30
  Deposit on Limited Partnership         373                330
  Organization Costs                       8                  7
  Debt Issue Costs                        89                 89
  Advances Receivable                    328                 80
  Property and Equipment of Sale       1,366              1,687
  Deposits Received on HH Unit Sale
                               ______________      ______________
                                       2,270              2,223

TOTAL ASSETS                           8,641              9,028

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                       262                246
  Accrued Expenses                       114                159
  Common Stock to be Issued                                  31
  Current Portion of Long-Term Debt      365                342
  Provision for Loss from
    Discontinued Operations                                 133
  Deposit received from HH unit sale      85
                               ______________      ______________
                                         826                911

LONG-TERM DEBT (Less Current Portion)  5,939              6,258

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                              81                 95

TOTAL LIABILITIES                      6,846              7,264

STOCKHOLDERS' EQUITY

Preferred Stock, no par value,
  15,000,000 shares authorized,
  none issued
Series A Preferred Stock, no par         704                662
  value, 4,000,000 shares authorized,
  77,500 issued and outstanding:
  Liquidating value $19 per share
  ($775,000 in the aggregate)
Class A Common Stock subscribed,         305                 27
  net of direct cost of issuance of
  $0 and $21,315 and subscriptions
  receivable
Common Stock:                          4,773              4,377
  Class A, no par value; 20,000,000
  shares authorized, 2,604,292 issued,
  2,108,434 outstanding as of
  December 31, 1995
Class B, no par value; 2,000,000
  shares authorized; 0 issued
Class C, no par value; 2,000,000         100                100
  shares authorized; 200,000 shares
  issued and outstanding
Treasury Stock, 25,004 shares as of
    December 31, 1995 and June 30, 1995
Additional Paid-in Capital               405                405
Accumulated Deficit                    4,391              3,707

STOCKHOLDERS' EQUITY                   1,796              1,764

TOTAL LIABILITIES AND EQUITY           8,641              9,028

See Accompanying Notes to Financial Statements

GREAT AMERICAN HOTELS & RESORTS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
(UNAUDITED)

(Amounts in thousands)

                            Three months ended  Six months ended
                               December 31        December 31
                            __________________  _________________
                              1995      1994     1995     1994
                             ______    ______   ______   ______
REVENUES
  Rental                     $  172    $  135   $  404   $  280
  Travel Agency                   4       325       10      630
  Securities Brokerage            0       151        0      310
  Other Income                   21         0       45
                             ______    ______   ______   ______
                                197       611      459    1,220

OPERATING EXPENSES
  Rental                        287       205      517      361
  Travel Agency                  15        19       14       42
  Securities Brokerage            0        96        0      135
  Salaries and Wages
    (excluding Travel Agency)    19        69       56      151
  General and Administrative
    (excluding Travel Agency)   110       248      436      468
  Depreciation and
    Amortization                 45        43       91       97
                             ______    ______   ______   ______

INCOME(LOSS) FROM OPERATIONS   (280)      (68)    (654)     (36)

GAIN ON SALE OF PROPERTY         14         0       66        0

OTHER INCOME (EXPENSE)          (33)        0      (33)

MINORITY INTEREST IN INCOME
(LOSS) OF CONSOLIDATED
SUBSIDIARY                       28         1       (5)       1

INTEREST INCOME (EXPENSE)      (145)        2     (299)      (3)

NET INCOME (LOSS)              (416)      (67)    (859)     (34)

NET LOSS PER SHARE
OF COMMON STOCK              ($0.17)   ($0.04)  ($0.40)  ($0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUT-
STANDING DURING PERIOD        2,464     1,592    2,168    1,567

See Accompanying Notes to Financial Statements

GREAT AMERICAN HOTELS & RESORTS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
(UNAUDITED)

(Amounts in thousands, except per share data)
                                        1995               1994

OPERATING ACTIVITIES:
Net Loss                              $  (859)           $   (34)
Adjustments to reconcile net
loss to net cash used in continuing
activities:
  Depreciation and Amortization            93                 97
  Stock issued for services and
    settlement of claims                   31                 32
  Decrease (increase) in Restricted
    Cash                                   (6)                 7
  Impairment of informercial
  Minority interest in income (loss)
    of consolidated subs.                 (61)                 1
Changes in operating assets and
    liabilities, net of acquisitions
    of businesses:
  (Increase)decrease in accounts
     receivable, trade                     (6)              (509)
  (Increase)decrease in prepaid and
    other current assets                   (2)                 6
  Net cash provided (used) in dis-
    continued operations                  (57)
  (Increase)decrease in prepayments
    and deposits                                              (4)
  Increase in accounts payable             16                  4
  Increase in accrued compensation,
    directors
  Decrease(increase) in accounts
    payable, related parties
  Increase in accrued expenses            (46)               137
  (Increase)decrease in inventories
  Increase in other assets (net)

NET CASH USED IN OPERATING ACTIVITIES    (897)              (262)

INVESTING ACTIVITIES
  Proceeds(payment) of prepayments
    and deposits                                             (74)
  Purchase and construction of pro-
    perty and equipment                  (269)
  Purchase of infomercial
  Acquisition of businesses, less
    cash acquired of $1,826
  Payment of organization costs            (1)
  Payment of advances receivable         (248)
  Payment on deposit from limited
    partnership acquisition               (43)
  Proceeds from sale of investment
    in subsidiary                                             62
  Proceeds from sale of HH units
    (4 units)                              66
  Payment of investment in future
    acquisitions                          (78)
  Proceeds of deposits on HH unit
    sales (17 units)                       85

NET CASH USED IN INVESTING ACTIVITIES    (488)               (11)

FINANCING ACTIVITIES
  Increase in Restricted Cash
  Proceeds from Note Receivable,
    prior to acquisition
  Proceeds from Mortgage Notes pay-
    able and long-term debt net of
    debt issue costs                                         760
  Principal payments on mortgage
    notes payable and long-Term debt     (296)               (19)
  Proceeds from issuance of Series
     A preferred stock, net of stock
     issuance costs                        42
  Proceeds from issuance of Class A
    common stock, net of stock
    issuance costs                        396                  3
  Proceeds from Class A common stock
    subscribed                            277
  Proceeds from subscription re-
    ceivable                              229                 61
  Payment of deferred debt offering
    cost                                                     (68)
  Proceeds from preferred stock
    subscribed, net of costs and
    dividend reserve                                         379
  Other                                    44

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                693              1,117

INCREASE(DECREASE) IN CASH AND CASH
EQUIVALENTS                              (692)               844

CASH AND CASH EQUIVALENTS, BEGINNING      605                 19

CASH AND CASH EQUIVALENTS, ENDING         (87)               863

See Accompanying Notes to Financial Statements

               GREAT AMERICAN HOTELS & RESORTS, INC.

                  NOTES TO FINANCIAL STATEMENTS

                  December 31, 1995 (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the Company, the financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1995, and the results of operations and changes in cash flows for the periods then ended.

2.  ORGANIZATION

Great American Hotels & Resorts, Inc. ("GAHR") was incorporated under the laws of the State of Georgia on July 29, 1991. The Company was formed for the purpose of engaging in the business of purchasing, developing, and managing properties in the overnight resort rental unit market in resort areas throughout the world. Through December 31, 1992, the Company was considered to be in the development stage. Since the quarter ended March 31, 1993, the Company was no longer considered to be in the development stage.

GAHR has five wholly-owned subsidiaries -- Great American Travel Network, Inc. ("GATN"), Great American Casinos, Inc. ("GAC"), Great American Resorts of Florida, Inc. ("GAROF"), The Great American Honeymoon Resort, Inc. ("GAHR"), and Great American Hotels & Resorts of Biloxi, Inc. ("GARB") (GAHR, GATN, GAC, GAROF, GAHR and GARB shall collectively be referred to as the "Company")

The accompanying balance sheet, statements of operations and cash flows include the accounts of GAHR, GATN, GAROF, GAHR, GAC and GARB.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fixed Assets - Property, improvements and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets ranging from five to thirty-nine years.

Organization Costs - Organization costs include professional fees relating to incorporating and organizing the Company. These costs will be amortized over a five-year period.

Goodwill - Goodwill represents the excess of the purchase price over the estimated fair market value of identifiable net assets acquired through business combinations accounted for as a purchase and is being amortized to expense over a five year period.

Security Transactions - Security transactions, including the resulting commission revenue and expenses, are recorded on a trade-date basis.

Income Taxes - Income taxes are computed based upon the provisions of SFAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributed to temporary differences between book and tax bases of assets and liabilities and for carryforward items. The measurement of current and deferred tax liabilities and assets is based upon enacted tax law. Deferred tax assets are reduced, if necessary, by a valuation allowance for the amount of tax benefits that are not expected to be realized.

Net Gain/Loss Per Share of Common Stock - Net gain/loss per share is computed by dividing the net gain/loss for the period by the weighted-average number of shares of common stock outstanding during the period. Common stock is considered outstanding upon issuance of the certificates by the stock transfer agent. Common equivalent shares from stock warrants were excluded from the computation because their effect is antidilutive for the periods presented.

4.  ISSUANCE OF STOCK IN PRIVATE TRANSACTIONS

During the quarter ended December 31, 1995, the Company agreed to issue 54,000 shares of Class A Common Stock at $2.50 per share to two existing shareholders of the Company, for gross proceeds of $135,000.

5.  OCALA HOLIDAY INN

On June 30, 1995, the Company entered into a Purchase Agreement to acquire a 51% limited partnership interest and a 50% general partnership interest in Landcom-Ocala, Ltd., a Florida limited partnership ("Ocala"). In addition, the Company agreed to invest additional fnds to bring its limited partnership interest up to 85%. Ocala's principal asset consists of a Holiday Inn-franchised hotel in Ocala, Florida, which has 272 rooms, a restaurant, lounge, conference facilities and pool. Completion of the transaction was conditional on all of the existing partners in Ocala consenting to the transaction. However, four limited partners, including one limited partner holding a majority of the limited partnership interests in Ocala, did not consent to the transaction, and therefore the Purchase Agreement terminated. The Company is currently negotiating with the majority limited partner regarding an acquisition by the Company of an interest in Ocala, but any such acquisition would not be on terms comparable to those contained in the June 30, 1995 Purchase Agreement.

6.  RENO HOTEL

On January 20, 1995, the Company acquired the Ramada Hotel and Casino (formerly known as the Cheers Hotel and Casino) in Reno, Nevada (the "Reno Hotel"), and simultaneously employed an unaffiliated management company to manage the Reno Hotel. Effective September 24, 1995, the Company terminated the management company which managed the Reno Hotel. The Reno Hotel is now managed by the Company's inhouse property division. The management company has failed and refused to turnover certain business and accounting records relating to the operation of the Reno Hotel during the period of its management, and to provide documentation to support certain expenditures which it made to insiders of the management company on behalf of the Reno Hotel. Accordingly, the Company has initiated legal action against the management company and its principles.

On February 27, 1996, the Reno Hotel received verbal approval to begin operating as a Ramada Inn franchisee, and began operating as a Ramada Inn franchisee on that date. The Company recently completed renovations to the inside of the Reno Hotel, including the rooms, suites, common areas, and restaurant. The Company plans to begin renovations to the outside of the Reno Hotel in August 1996, which include new a stucco exterior and new signage. The Company anticipates that the exterior renovation will take about 60 days. Operating results from the Reno Hotel have improved significantly since it began operating as a Ramada Inn franchisee, and the company believes that completion of exterior renovations and continued marketing efforts will result in significantly improved operating results.

7.  CLASSIC MERGER AND SPINOFF

On June 30, 1995, the Company and Casinos International, Inc. ("Casinos"), a former subsidiary of the Company, entered into an Agreement and Plan of Share Exchange, as amended on September 6, 1995 and December 22, 1995, with Classic Restaurants International, Inc. Under the Agreement, Casinos agreed to acquire all of the issued and outstanding common stock of Classic by issuing one share of its Class A Common Stock for each share of Class A Common Stock and Class A Preferred Stock of Classic and one share of its Class B Common Stock for each share of Class B Common Stock of Classic. Simultaneously with the acquisition of Classic, Casinos agreed to convey all of its interest in GAC to the Company in return for the Company's common stock interest in Casinos, cancellation of any intercompany claim and a mutual release of liability. In addition, two directors of Casinos -- Dr. Edward L. Bates and M. James Herbic
- -- agreed to return any shares of stock which they own in Casinos to Casinos for cancellation as part of the transaction. The shareholders of the Company and Classic approved the transaction on January 24, 1996, and the transaction was consummated on January 31, 1996. As a result of the transaction, the Company does not have any interest in Casinos, but owns 100% ownership of the Reno Hotel through its ownership of GAC.

8.  CARAGH HOLDINGS AGREEMENT

The Company has agreed to sell up to 700,000 shares of Class A Common Stock to Caragh Holdings, Ltd. for $3.20 per share at any time until December 31, 1996. The agreement entered on September 13, 1995, as amended on October 6, 1995, originally contemplated the purchase of certain undeveloped land in Ireland by the Company for 950,000 Irish Pounds, which amount was payable in 150,000 Irish Pounds and 400,000 shares of Class A Common Stock of the Company. The agreement also granted Caragh the option to purchase up to 300,000 shares of Class A Common Stock for $3.20 per share at any time before December 31, 1996. The shares have already been issued to the seller as an earnest money deposit, but are subject to a restrictive legend which prevents the seller from disposing of the shares until they are actually paid for. Pursuant to an option contained in the agreement, the parties have rescinded the agreement insofar as it relates to the Company's purchase of land in Ireland, and agreed that Caragh may purchase the 400,000 shares allocated to the purchase of land for $3.20 per share at any time before December 31, 1996. As of August 15, 1996, Caragh had paid the Company $610,674 in consideration for such stock.

9.  SHIPYARD PLANTATION

On March 20, 1993, the Company closed on the purchase of 23 cottages located within Shipyard Plantation, Hilton Head Island, South Carolina. In August and September 1995, the Company entered into contracts to sell 21 of the 23 cottages. The sales prices are $107,000 each for 10 of the cottages and $112,925 each for the other 11 cottages. Brokerage commissions and closing costs are paid from the sales proceeds under each of the contracts. The Company has closed on six of the contracts. Closings are scheduled under the remaining seventeen contracts through May 1996. Subsequently, the Company agreed to sell all but one of the cottages for a total price of approximately $1,778,000, payable $460,000 in cash, the assumption of the existing first mortgage indebtedness on the cottages in the approximate amount of $1,048,800, and a second mortgage on the cottages in the amount of $207,500 which is payable in full with interest at 8% per annum on June 27, 1996. In April 1996, closing occurred under the contract effective March 15, 1996. The Company recognized a capital gain from the disposition of 22 of the cottages in the approximate amount of $524,450. In August 1996, the Company sold the final cottage for $112,925, less closing costs and brokerage commissions. The Company leased the final cottage for nominal rent through December 1996 for use by the Company's shareholders.

10.  BROADWATER INN PURCHASE

On March 1, 1996, the Company entered into an Agreement of Purchase and Sale of Real Property with BH Acquisition, Inc., under which the Company agreed to purchase a 219 room hotel known as The Broadwater Inn, 1870 Beach Boulevard, Biloxi, Mississippi 39533. The Company intends to assign the Agreement to GARB. The purchase price is $5.5 million, $4 million of which is payable in cash, $500,000 of which is payable in the form of a promissory note of the Company which is secured by a first mortgage on the Company's Gatlinburg property, and a $1,000,000 of preferred stock of GARB. The Agreement is subject to a number of contingencies, including title acceptable to the Company, the Company securing first mortgage financing in the amount of at least $4 million, and an inspection of the property. The Company was unable to obtain mortgage financing for the property by the deadline set forth in the Agreement, and therefore the Agreement was terminated.
However, the seller has orally indicated that it will still sell the property to the Company on the terms set forth in the Agreement, and therefore the Company is still trying to arrange financing to complete the purchase of the property.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

The Company's working capital at December 31, 1995, was ($533,000) as compared to ($7,302) at June 30, 1995. The decrease in working capital was primarily attributable to the Company's loss from operations, the repayment of substantial mortgage indebtedness of the Company, offset by subscriptions receivable relating to the Company's sale of stock to Caragh Holdings, Ltd. The Company anticipates having to raise additional funds through private securities offerings to finance improvements to the Reno Hotel, for general administrative expenses, and for other acquisitions which the Company plans to make in the next six months.

Results of Operations

The Company reported a loss of ($416,244), or ($0.20) per share, during the quarter ended December 31, 1995, as compared to income of $67,000, or $0.04 per share, for the quarter ended December 31, 1994. During the quarter, the Company experienced higher than normal general and administrative expenses in the form of higher legal and accounting fees associated with the Company's 1995 audit and annual report. In addition, the Company continued to experience operating losses at the Reno Hotel, and will continue to experience additional losses until the planned renovations are complete. The Company has moved to improve operations at the Reno Hotel by changing management at the property, by making renovations to the Property and by entering into agreement to make the property a Ramada Inns franchisee as of February 27, 1996. During the previous quarter, the Company disposed of its securities brokerage subsidiary which had been unprofitable. The travel agency segment experienced significantly lower revenues as the result of the failure of a major distributor to renew its agreement to market the company's travel card in certain Asian markets.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On October 17, 1994, Vacation Invitations, Inc. ("VII") and Kegley Travel Network, Inc. ("KTN"), which is affiliated with VII, filed a lawsuit in the Superior Court of Gwinnett County, State of Georgia, against GAHR, Schneider Securities, Inc., and four present and former employees of the Company, Gayle A. Banes, James Wilcox, Ed Bates and Robert Christian. The complaint alleged that the defendants conspired to convert and did convert confidential information from the plaintiffs, misappropriated trade secrets of the plaintiffs, and tortiously interfered with the business of the plaintiffs. The complaint sought damages in excess of $1,000,000, as well as injunctive relief preventing the defendants from using trade secrets of the plaintiffs and from contacting any employee or distributor of the plaintiffs for any reason. Subsequent to the filing of this lawsuit, VII and KTN both filed for relief under the Chapter 11 of the Bankruptcy Code, and a trustee was appointed in each of their cases. The trustee subsequently abandoned the lawsuit to the plaintiffs. On January 11, 1996, the plaintiffs voluntarily dismissed the action with prejudice.

On or about November 15, 1995, the Company was sued by RRR, Inc., d/b/a MAXimum Resort Rentals, Inc. The plaintiff was retained by the Company to manage the Company's cottages at Hilton Head Island, South Carolina. See "Description of Property - Shipyard Plantation, Hilton Head Island." The lawsuit alleges that the Company breached its agreement with the plaintiff when the Company entered into agreements to sell 21 of the cottages. The lawsuit seeks actual damages of $3,000,000 plus unspecified punitive damages. The Company believes the lawsuit is without merit, and has filed a counterclaim seeking damages for the plaintiff's breach of the agreement.

On February 26, 1996, eight plaintiffs, representing four neighboring properties of the Company's rental property in Gatlinburg, Tennessee, filed a lawsuit against the Company for nuisance relating to runoff from the Company's property. The lawsuit seeks $140,000 in damages. The Company believes that it has sufficient insurance to cover any litigation costs or damages which may be assessed against the Company in the lawsuit.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:  None.

(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                           SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GREAT AMERICAN HOTELS & RESORTS, INC.

August 20, 1996             \s\Paul R. Smith
Date                           Paul R. Smith
                               Chief Operating Officer


August 20, 1996             \s\J. Gordon Lamb
Date                           J. Gordon Lamb
                               Chief Financial Officer