Form 10QSB
period 1996-03-31
GREAT AMERICAN HOTELS & RESORTS INC
filed 1996-08-29
CIK 879586

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended:
3/31/96

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

                            (770) 476-3936
                       (Issuer's telephone number)

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


                   PART I. - FINANCIAL INFORMATION

GREAT AMERICAN HOTELS & RESORTS, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 (Unaudited) and JUNE 30, 1995


                                  March 1996          June 1995
                               ______________      ______________
ASSETS
CURRENT
  Cash                                $  169             $  605
  Restricted Cash                         36                 87
  Accounts Receivable                     28                 54
  Subscriptions Receivable               222
  Prepaid Expenses                         3
  Note Receivable                        208
  Net Assets from Discontinued
    Operations                                              158
                               ______________      ______________
                                         666                904

PROPERTY AND EQUIPMENT
  Land                                   904                904
  Office Building and Improvements       442                442
  Hotel and Resort Rental Units        4,614              4,302

  Furniture and Equipment                484                474
                                       6,443              6,123
  Accumulated Depreciation              (344)              (221)

                               ______________      ______________
                                       6,099              5,901

OTHER ASSETS
  Prepayments and Deposits               196                 30
  Deposit on Limited Partnership         373                330
  Organization Costs                       8                  7
  Debt Issue Costs                        89                 89
  Advances Receivable                      1                 80
  Property and Equipment of Sale                          1,687
                               ______________      ______________
                                         667              2,223

TOTAL ASSETS                           7,431              9,028

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                       175                246
  Accrued Expenses                       (39)               159
  Common Stock to be Issued                                  31
  Current Portion of Long-Term Debt      410                342
  Provision for Loss from
    Discontinued Operations                                 133
                               ______________      ______________
                                         546                911

LONG-TERM DEBT (Less Current Portion)  4,969              6,258

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                             (84)                95

TOTAL LIABILITIES                      5,431              7,264

STOCKHOLDERS' EQUITY

Preferred Stock, no par value,
  15,000,000 shares authorized,
  none issued
Series A Preferred Stock, no par         704                662
  value, 4,000,000 shares authorized,
  77,500 issued and outstanding:
  Liquidating value $19 per share
  ($775,000 in the aggregate)
Class A Common Stock subscribed,         291                 27
  net of direct cost of issuance of
  $0 and $21,315 and subscriptions
  receivable
Common Stock:                          4,923              4,377
  Class A, no par value; 20,000,000
  shares authorized, 2,528,276 issued,
  2,503,272 outstanding as of
  March 31, 1996
Class B, no par value; 2,000,000
  shares authorized; 0 issued
Class C, no par value; 2,000,000         100                100
  shares authorized; 200,000 shares
  issued and outstanding
Treasury Stock, 25,004 shares as of
    March 31, 1996 and June 30, 1995
Additional Paid-in Capital               405                405
Accumulated Deficit                   (4,323)            (3,707)

STOCKHOLDERS' EQUITY                   2,000              1,764

TOTAL LIABILITIES AND EQUITY           7,431              9,028

See Accompanying Notes to Financial Statements

GREAT AMERICAN HOTELS & RESORTS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995
(UNAUDITED)

(Amounts in thousands)
                            Three months ended  Nine months ended
                                  March 31          March 31
                            __________________  _________________
                              1996      1995     1996     1995
                             ______    ______   ______   ______
REVENUES
  Rental                     $  122    $  177   $  525   $  457
  Travel Agency                  12       303       22      933
  Securities Brokerage            0       169        0      478
  Other Income                   23         0       69
                             ______    ______   ______   ______
                                157       648      616    1,868

OPERATING EXPENSES
  Rental                        225       210      742      571
  Travel Agency                  16        15       29       58
  Securities Brokerage            0        81        0      217
  Salaries and Wages
    (excluding Travel Agency)    23       127       79      278
  General and Administrative
    (excluding Travel Agency)   (47)      266      389      734
  Depreciation and
    Amortization                 32        66      123      164
                             ______    ______   ______   ______

INCOME(LOSS) FROM OPERATIONS    (91)     (118)    (745)    (154)

GAIN ON SALE OF PROPERTY        459         0      524        0

GAIN ON DISPOSAL OF
DISCONTINUED OPERATIONS         216         0      216        0

OTHER INCOME (EXPENSE)            0         4      (33)       6

MINORITY INTEREST IN INCOME
(LOSS) OF CONSOLIDATED
SUBSIDIARY                      (15)      (14)      45      (15)

INTEREST INCOME (EXPENSE)      (136)        0     (435)       0

NET INCOME (LOSS)               432      (128)    (428)    (163)

NET INCOME (LOSS) PER SHARE
OF COMMON STOCK               $0.17    ($0.08)  ($0.19)  ($0.10)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUT-
STANDING DURING PERIOD        2,470     1,627    2,214    1,587

See Accompanying Notes to Financial Statements

GREAT AMERICAN HOTELS & RESORTS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
(UNAUDITED)

(Amounts in thousands, except per share data)

                                         1996               1995

OPERATING ACTIVITIES:
Net Loss                              $  (428)           $  (163)
Adjustments to reconcile net
loss to net cash used in continuing
activities:
  Depreciation and Amortization           123                164
  Stock issued for services and
    settlement of claims                   31                 40
  Minority interest in income (loss)
    of consolidated subs.                  45                 15
Changes in operating assets and
    liabilities, net of acquisitions
    of businesses:
  Decrease in Restricted Cash              51                  7
  (Increase)decrease in accounts
     receivable, trade                     26               (616)
  (Increase)decrease in prepaid and
    other current assets                   (3)               (66)
  (Increase)decrease in prepayments
    and deposits                         (167)               (31)
  Increase in accounts payable            (70)                29
  Increase in accrued expenses           (198)               169

NET CASH USED IN OPERATING ACTIVITIES    (590)              (451)

INVESTING ACTIVITIES
  Purchase and construction of pro-
    perty and equipment                  (320)              (953)
  Gain on sale of stock in subsidiary                         62
  Payment of organization costs            (1)
  Payment of advances receivable           79
  Payment on deposit from limited
    partnership acquisition               (43)
  Proceeds from sale of HH units
    (21 units)                            524
  Activities of discontinued opera-
    tions, net                             25

NET CASH USED IN INVESTING ACTIVITIES     264               (891)

FINANCING ACTIVITIES
  Proceeds from Mortgage Notes pay-
    able and long-term debt net of
    debt issue costs                                       1,416
  Principal payments on mortgage
    notes payable and long-Term debt   (1,221)               (31)
  Proceeds from issuance of Series
     A preferred stock, net of stock
     issuance costs                        42                299
  Proceeds from issuance of Class A
    common stock, net of stock
    issuance costs                        546                 18
  Proceeds from Class A common stock
    subscribed                            264
  Proceeds from subscription re-
    ceivable                                                  56
  Payment of deferred debt offering
    cost                                                     (96)
  Proceeds from preferred stock
    subscribed, net of costs and
    dividend reserve                                         109
  Increase in subscriptions receivable    222
  Decrease in Goodwill                                         8
  Other                                    37

NET CASH PROVIDED BY FINANCING
ACTIVITIES                               (110)             1,779

INCREASE(DECREASE) IN CASH AND CASH
EQUIVALENTS                              (436)               437

CASH AND CASH EQUIVALENTS, BEGINNING      605                 19

CASH AND CASH EQUIVALENTS, ENDING         169                456

See Accompanying Notes to Financial Statements

              GREAT AMERICAN HOTELS & RESORTS, INC.

                  NOTES TO FINANCIAL STATEMENTS

                  March 31, 1996 (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the Company, the financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996, and the results of operations and changes in cash flows for the periods then ended.

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

Interest - The Company reports interest expense on its unsecured notes and mortgage indebtednes as other income (expense). In prior years, the Company reported interest expense on mortage indebtedness as a general and administrative expense.

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

4.  ISSUANCE OF STOCK IN PRIVATE TRANSACTIONS

During the quarter ended March 31, 1996, the Company issued 5,016 shares of its Class A Common Stock in two transactions to settle complaints from shareholders. In addition, the Company issued
27,550 shares of Class A Common Stock to settle an account payable in the amount of $40,800.

5.  OCALA HOLIDAY INN

On June 30, 1995, the Company entered into a Purchase Agreement to acquire a 51% limited partnership interest and a 50% general partnership interest in Landcom-Ocala, Ltd., a Florida limited partnership ("Ocala"). In addition, the Company agreed to invest additional funds to bring its limited partnership interest up to 85%. Ocala's principal asset consists of a Holiday Inn-franchised hotel in Ocala, Florida, which has 272 rooms, a restaurant, lounge, conference facilities and pool. Completion of the transaction was conditional on all of the existing partners in Ocala consenting to the transaction. However, four limited partners, including one limited partner holding a majority of the limited partnership interests in Ocala, did not consent to the transaction, and therefore the Purchase Agreement terminated. The Company is currently negotiating with the majority limited partner regarding an acquisition by the Company of an interest in Ocala, but any such acquisition would not be on terms comparable to those contained in the June 30, 1995 Purchase Agreement.

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

7.  CLASSIC MERGER AND SPINOFF

On June 30, 1995, the Company and Casinos International, Inc. ("Casinos"), a former subsidiary of the Company, entered into an Agreement and Plan of Share Exchange, as amended on September 6, 1995 and December 22, 1995, with Classic Restaurants International, Inc. Under the Agreement, Casinos agreed to acquire all of the issued and outstanding common stock of Classic by issuing one share of its Class A Common Stock for each share of Class A Common Stock and Class A Preferred Stock of Classic and one share of its Class B Common Stock for each share of Class B Common Stock of Classic. Simultaneously with the acquisition of Classic, Casinos agreed to convey all of its interest in GAC to the Company in return for the Company's common stock interest in Casinos, cancellation of any intercompany claim and a mutual release of liability. In addition, two directors of Casinos -- Dr. Edward L. Bates and M. James Herbic -- agreed to return any shares of stock which they own in Casinos to Casinos for cancellation as part of the transaction. The shareholders of the Company and Classic approved the transaction on January 24, 1996, and the transaction was consummated on January 31, 1996. As a result of the transaction, the Company does not have any interest in Casinos, but owns 100% ownership of the Reno Hotel through its ownership of GAC. The Company reported a gain of $215,736 during the quarter ended March 31, 1996 from the transaction.

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

The Company's working capital at March 31, 1996, was $119,279, as compared to ($7,302) at June 30, 1995. The increase in working capital was primarily attributable to the proceeds from the Company's sale of its cottages on Hilton Head Island, South Carolina, the receipt of proceeds from the Company's sale of stock to Caragh Holdings, Ltd., and the reduction in the Company's accounts payable as the result of accounting adjustments, offset by continued operating losses. The Company anticipates having to raise additional funds through private securities offerings to finance improvements to the Reno Hotel, for general administrative expenses, and for other acquisitions which the Company plans to make in the next six months.

Results of Operations

The Company reported income of 431,593, or $0.17 per share, during the quarter ended March 31, 1996, as compared to a loss of ($128,197), or $0.08 per share, for the quarter ended March 31, 1995. During the quarter, the Company experienced significantly lower rental revenues due to the sale of the Company's cottages in Hilton Head Island, South Carolina, and the renovations being made to the Reno Hotel. The Company lower than normal general and administrative expenses due to accounting adjustments which resulted in a significant reduction in the amount of the Company's current liabilities. The Company continued to experience operating losses at the Reno Hotel, and will continue to experience additional losses until the planned renovations are complete. The Company has moved to improve operations at the Reno Hotel by changing management at the property, by making renovations to the Property and by entering into agreement to make the property a Ramada Inns franchisee as of February 27, 1996. During the quarter ended September 30, 1996, the Company disposed of its securities brokerage subsidiary which had been unprofitable. The travel agency segment experienced significantly lower revenues as the result of the failure of a major distributor to renew its agreement to market the company's travel card in certain Asian markets.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:  None.

(b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                          SIGNATURES

In accordance with the requirements of the Securities Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GREAT AMERICAN HOTELS & RESORTS, INC.

August 27, 1996             \s\Paul R. Smith
Date                           Paul R. Smith
                               Chief Operating Officer

August 27, 1996             \s\J. Gordon Lamb
Date                           J. Gordon Lamb
                               Chief Financial Officer