Form 10QSB/A
period 1995-12-31
GREAT AMERICAN HOTELS & RESORTS INC
filed 1996-11-27
CIK 879586

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-QSB/A

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

                            GREAT AMERICAN HOTELS & RESORTS, INC.

November 18, 1996             \s\Paul R. Smith
Date                           Paul R. Smith
                               Chief Operating Officer


November 18, 1996             \s\J. Gordon Lamb
Date                           J. Gordon Lamb
                               Chief Financial Officer