Form 10KSB
period 1996-06-30
GREAT AMERICAN HOTELS & RESORTS INC
filed 1997-12-12
CIK 879586

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended June 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       Commissioner file number: 0-19852

                     GREAT AMERICAN HOTELS & RESORTS, INC.
                (Name of small business issuer in its charter)

           Georgia                                       58-1956846
(State or other jurisdiction of             (IRS employer identification number)
 incorporation or organization)

         3300 Holcomb Bridge Road, Suite 290, Norcross, Georgia 30092
             (Address of principal executives' offices) (Zip code)

                                (770) 798-8500
                          (Issuer's telephone number)

      Securities registered under Section 12(b) of the Exchange Act: None

        Securities registered under Section 12(g) of the Exchange Act:
              Title of Class: Class A Common Stock, no par value.

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes       No   X .
                                                       ----     ----
Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any other amendment
to this form 10-KSB [   ]

     State the issuer's revenues for it's most recent fiscal year: $ 923,797.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of some stock, as of a specified date within the past 60 days: As of August 31, 1997 - $ 2,359,335.

     State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date: As of August 31, 1997 - Class A Common Stock, no par value - 2,906,525 shares; Class C Common Stock, no par value - 200,000 shares.

     Documents incorporated by reference: None.

     Traditional Small Business Disclosure Format (check one): Yes  X .  No
                                                                   ---      ----

     Exhibit index on consecutive page 13

ITEM 1.    BUSINESS

General Development / Description of Business

     Great American Hotels & Resorts, Inc., formerly Great American Resorts, Inc. (the "Company"), is engaged in the business of purchasing, developing and managing properties in the overnight resort rental market in areas throughout the world. Through it's subsidiaries, the Company now owns a majority percentage in and manages five hotel/resort properties and two undeveloped tracts of land.

     The Company was organized under the laws of the State of Georgia in July 1991. The Company completed an initial public offering in February 1992, selling 133,333 Units for gross proceeds of $400,000 and net proceeds of $374,746. Each unit consisted of 1 share of Class A Common Stock, 3 Class A Warrants, 3 Class B Warrants, 3 Class C Warrants, 3 Class D Warrants and 3 Class E Warrants. The Company called all of the Warrants for exercise and realized gross proceeds of $2,934,500. In June 1993, the Company effected a 1 for 2 reverse stock split of its Class A Common Stock. In June 94, the Company effected a 2 for 3 reverse stock split of all of it's Class A Common Stock. All per share amounts herein have been restated to reflect the effects of both reverse stock splits.

The Company currently employs approximately 120-150 individuals, depending on season. Six individuals are employed by the "parent" company and the remainder by the hotels/resorts in the Company's subsidiaries. The Company expects to use brokers, contractors, attorneys, accountants, consultants and rental agents as necessary.

Government approval is not needed for any of the products or services of the Company. During the last two fiscal years, the Company has not spent significant amounts on research and development, or to be in compliance with environmental laws. However, approval to subdivide and develop the raw land held by the Company is required by the local authorities. The Company is currently in compliance with all environmental laws.

Financial Information About Industry Segments

Hotel/Resort Business

     The Company's business currently consists of five hotel/resort properties and two undeveloped tracts of land. The first resort, located near Gatlinburg, Tennessee, consists of seven mountain chalets. Another property is the 108-room hotel/casino located in Reno, Nevada. Two of the properties are located in Vero Beach, Florida, a 114 room "Days Inn" and restaurant and a 115 room "Super 8" inn. The Company also has a property located in Orlando, Florida near Universal Studios; a 56 room limited service inn. Additionally, the Company owns 105 acres of undeveloped land in Maui, Hawaii and 12.4 acres of undeveloped land near Killarney, Ireland. See "Description of Properties" for additional detail on all of the properties.

Broker/Dealer Business

     In July 1995, the Company sold all of the common stock of Great American Financial Network, Inc. ("GAFN") for $150,000. The estimated loss on disposal of the segment was calculated as of the measurement date and includes estimated losses from operations through the disposal date of $87,181 and a loss on sale of the net book value of GAFN of $133,153. As of that date, the Company is no longer in the securities brokerage business.

"Classic" Merger and Spin-off of Casinos International, Inc.

     In June 1995, the Company and Casinos International, Inc. ("Casinos"), a former owned subsidiary of the Company, entered into an Agreement and Plan of Share Exchange, as amended in September 1995 with Classic Restaurants International, Inc. Under the Agreement, Casinos agreed to acquire all of the issued and outstanding common stock of Classic by issuing 1 shares of its Class A Common Stock and Class A Preferred Stock of Classic and 1 share of its Class B Common Stock for each share of Class B Common Stock of Classic. Simultaneously with the acquisition of Classic, Casinos conveyed all of its interest in Great American Casinos, Inc., a Nevada corporation (which owns the Reno hotel/casino), to the Company in return for its common stock interest in Casinos, cancellation of any intercompany claim and a mutual release of liability. In addition, two Directors of Casinos, Dr. Edward L. Bates and James Herbic, agreed to return any shares of stock which they own in Casinos to Casinos for cancellation as a part of the transaction. As a result of the transaction, the Company no longer has any interest in Casinos, however it has 100% ownership of the Reno hotel/casino through its ownership of Great American Casinos, Inc. During the fiscal year 1996, the Company recognized a $273,261 extraordinary gain from extinguishment of debt from this transaction.

Sale of Hilton Head Condominiums

During fiscal 1996, the Company sold 22 of its 23 condominiums located in Hilton Head, South Carolina for net proceeds of $2,244,460. The Company recognized a $467,147 gain from the sale. Subsequent to June 30, 1996, the Company closed on the sale of the last condo for $112,925, which resulted in a gain of approximately $23,000.

ITEM 2.    DESCRIPTION OF PROPERTY

Gatlinburg Property

     The Gatlinburg resort property consists of seven chalets constructed by the Company in 1992. The chalets are on 10.85 acres of land located approximately 2 miles from downtown Gatlinburg Tennessee. Each chalet is approximately 1,000 square feet in size and has a whirlpool tub, a hot tub on the exterior deck,
fireplace, cathedral ceiling, king-size bed, full bath and kitchen.   Through a
subsidiary, the Company has a 100% interest in the chalets of Gatlinburg. The chalets are currently encumbered by a $300,000 mortgage.

For the year ended June 30, 1996, the chalets generated gross revenues of $265,000. Occupancy for the year ran approximately 89%. The rates for the chalets range from $99-$150 per night depending on the season and number of bedrooms in the unit. The chalets are managed locally at a cost ranging from 40 to 45% of gross revenues. The Company believes that for the region and level of service received, this is a competitive management agreement.

The Gatlinburg region continues to grow in popularity with tourists. The Company will continue to push the daily rates upward and investigate the feasibility of constructing additional units on the property.

Office Building

     In March 97, the Company sold the office building located in Norcross, Georgia. The Company originally acquired the building in January of 1994. Residual proceeds from the sale were used to reduce the Company's debt and provide a portion of the down payment for the acquisition of the Vero Beach properties.

Killarney, Ireland (undeveloped land)

     In October 1994, the Company purchased a tract of land near Killarney, Ireland. The tract is approximately 12.4 acres in size and was purchased with the intent of developing and constructing a resort facility. As the land is not developed, it is currently not insured, also, under Irish law, undeveloped land is not taxed.

The Company has retained an Irish architect who has developed plans for the resort. The Company hopes to apply for planning approval in late 1997 or early 1998.

Reno Hotel/Casino

     On January 20, 1995, the Company through Casinos acquired the Reno hotel/casino, which is located in the downtown area of Reno, Nevada. The structure is a ten-story, 108-room hotel with a casino, cabaret, pool and restaurant and lounge facility. The aggregate cost of the Reno hotel/casino was $4,053,345, which included a contract price of $3,750,000 and closing costs of $303,345. The contract consisted of assumption of a note payable to a bank in the principal amount of $1,944,804, the execution of a promissory note payable to BNC for $1,055,196 and cash of $750,000. The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market value at the date of acquisition. Through a subsidiary, the Company has a 100% interest in the Reno hotel/casino. A first mortgage of $1,922,265 and a second mortgage of $800,903 encumber the Reno Hotel.

For the year ended June 1996, the Reno hotel/casino generated gross revenues of $570,000. Occupancy for the year ran approximately 26%.

The economy in Reno is once again gaining momentum. The Company has recently signed an agreement to operate the Hotel as a "Howard Johnson's" brand. This new "flag" and access to a reservations system should result in increased occupancies and revenues.

Ulupalakua, Maui, Hawaii (undeveloped land)

     Effective September 1996, the Company purchased approximately 105 acres of undeveloped land in Maui, Hawaii for $1,005,000. The land is located approximately 4 miles from LaPerouse Bay in the "upcountry" area of Maui. Once the land is subdivided and clear title obtained, the Company plans to sell the individual lots. A note of $833,000 to the sellers encumbers the land.

The Company has retained local counsel to assist with the clearing of title and the subdivision of the land.

Vero Beach, Florida

     In May 1997, the Company acquired an interest in two hotels, located near the intersection of I-95 and State Route 60 in Vero Beach, Florida. The hotels are situated on an 8.49-acre tract of land. Both structures are two-story exterior corridor designs. One structure has 114 guestrooms and is currently being operated as a "Days Inn". The other structure has 115 guestrooms and is currently operated as a "Super 8". The Company also operates the 160-seat restaurant on the property. Through a subsidiary, the Company has an 80% interest in this property. The purchase price was $1,188,590 in cash, $3,233,091 in mortgages and notes payable and $480,122 in acquisition costs. The acquisition was recorded using the purchase method of accounting by which the assets are valued at fair market value at the date of acquisition. As of August 1997, a first and second mortgage of $1,977,590 and $420,000 encumber both hotels.

Orlando, Florida

     In June 1997, the Company acquired an interest in a limited service hotel located near the "Universal Studios" main gate in Orlando, Florida. The hotel is a three-story structure (constructed in 1994 on 1.04 acres) containing 56-guestrooms, swimming pool, jacuzzi and surface parking. As this is a "limited service" property, there is no restaurant or lounge on site. Through a subsidiary, the Company has a 75.25% interest in this property. The purchase was $451,016 in cash, $350,000 in note payable and $242,789 in acquisition costs. The acquisition was recorded using the purchase method of accounting by which the assets are valued at fair market value at the date of acquisition. As of August 1997, the property is encumbered by a first mortgage of $1,624,920.

Office Space

The Corporate Offices of Great American Hotels & Resorts, Inc. are located in Norcross, Georgia. The Company currently has 2,000 square feet of leased office space at a cost of $2,261 per month. The Company entered into the three-year lease in May 1997.

ITEM 3.    LEGAL PROCEEDINGS

     The Company received a letter dated March 14, 1994 from Vacations Invitations, Inc. (VII) threatening immediate legal action against the Company relating to the Company's alleged use of a customer list which VII believed was improperly taken from it. The Company responded to the letter denying the allegations of VII, and specifically pointing out that VII had voluntarily provided the Company with the names on its customer list. On October 17, 1994, VII and Kegley Travel Network (KTN), which is affiliated with VII, filed a lawsuit in the Superior Court of Gwinnett County, State of Georgia, against the Company, Schneider Securities, Inc., and four employees of the Company, Gayle Banes, James Wilcox, Dr. Edward Bates and Robert Christian. The complaint alleges that the defendants conspired to convert and did convert confidential information from the plaintiffs, misappropriated trade secrets of the plaintiffs and interfered with the business of the plaintiffs. The complaint seeks damages in excess of $1,000,000, as well as injunctive relief preventing the defendants from using the trade secrets of the plaintiffs and from contacting any employee or distributor of the plaintiffs for any reason. Subsequent to the filing of this lawsuit, VII and KTN both filed for relief under Chapter 11 of the Bankruptcy Code, and a trustee has been appointed in each of their cases. The trustee for VII and KTN has filed an application to abandon the lawsuit to the principal shareholder of VII and KTN, who has dismissed the lawsuit with prejudice.

On November 17, 1995, RRR, INC. d/b/a MAXimum Resort Rentals, Inc., filed a lawsuit in the Beauford County, South Carolina against the Company. The plaintiff was retained by the Company to manage the Company's cottages (sold fiscal 1996) located in Hilton Head, South Carolina. The lawsuit alleges that the Company breached its agreement with the plaintiff when the Company entered into agreements to sell the cottages. The lawsuit seeks actual damages of $3,000,000 plus unspecified punitive damages. The Company believes this lawsuit is without merit and intends to defend it vigorously.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders of the Company during the quarter ended June 30, 1996.

                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company has been trading in the over-the-counter market since April 1992 and the trading prices are listed on the OTC Bulletin Board. The following table sets forth the range of high and low bid quotations for each quarter during the three most recently completed fiscal years. These quotations are inter-dealer prices, without retail markup, markdown or commissions and do not necessarily represent the actual transactions.

                                 Bid Prices:
     Fiscal Quarter Ending       High    Low
     ---------------------       ----    ---

     June 30, 1994               $6.50  $4.25
     September 30, 1994          $6.50  $4.50
     December 31, 1994           $7.00  $3.75
     March 31, 1995              $6.25  $4.00
     June 30, 1995               $6.25  $4.00
     September 30, 1995          $4.75  $3.75
     December 31,1995            $4.00  $3.50
     March 31, 1996              $3.75  $3.38
     June 30, 1996               $3.68  $3.38
     September 30, 1996          $3.63  $3.00
     December 31, 1996           $3.12  $1.00
     March 31, 1997              $1.75  $1.00
     June 30, 1997               $1.81  $1.06

The market makers for the Company are Wm. V. Frankel & Co., First Equities Corporation and NAIB Trading Corp.

On August 31, 1997, there were 621 record holders of the Company's Class A Common Stock.

The Company has not paid or declared any cash dividends and does not anticipate paying dividends in the foreseeable future. It is expected that any future income will be retained by the Company for the development of its business. The Company is not contractually precluded or restricted from paying dividends.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Liquidity and Capital Resources

     The Company has suffered recurring losses from operations and negative cash flow from operating activities that raise substantial doubt about its ability to continue as a going concern (See "Plan of Operation"). The Company's working capital at June 30, 1996 was a surplus $284,800, as compared to a deficit of ($7,300) at June 30, 1995. Working capital increased by $292,100 for the year, as the proceeds from the sale of the cottages were kept liquid in anticipation of a possible property acquisition while current liabilities increased minimally for the year. The Company anticipates that it will need substantial capital to fund its operations and business plan which includes: further renovations to the Reno hotel/casino, the completion of the purchase of the Vero Beach and Orlando properties, subdividing the property in Maui, Hawaii, developing the land in Ireland and the acquisition of three additional hotels. The Company believes that it will have sufficient cash to fund its operations and business plan from the improved results of the Gatlinburg chalets, management fees from the Vero Beach and Orlando properties, distributions from the Vero Beach and Orlando properties and the proceeds of the sales of securities in private placements.

Results of Operations

     For the year ended June 1996, the Company incurred a loss from continuing operations of ($1,500,188), and an extraordinary gain of $273,261 for a total net loss of ($1,226,927). Rental revenues totaled $836,527, an increase of 34.4% over the prior year. The increase is a result of increased rates along with more rooms available as 12 months of the Reno hotel/casino are contained in this years results as opposed to 6 months for the prior year (Reno was acquired in January 1995). Direct rental expenses, excluding depreciation, exceeded rental revenues by $234,581. This was partially due to the renovation of the Reno property during the year resulting in reduced revenues while basic operating expenses at the property continued to be incurred. With the majority of the renovations now complete in Reno, the Company will be focusing on implementing new management and marketing strategies in an effort to bring the hotel/casino to a break-even position. The Company recognized a $467,147 gain from the sale of 22 of its 23 cottages in Hilton Head, South Carolina. The cottages were sold to reduce the overall indebtedness of the Company and provide funds for additional acquisitions. During fiscal 1994, the Travel subsidiary produced an infomercial to sell the "Travel Card". The infomercial was later deemed unprofitable by management and discontinued. As a result, all costs associated with the production, $142,013, were immediately charged to the Statement of Operations for the year ended June 30, 1995. The Company experienced a decrease in salaries and wages of $94,155 as activity in the Travel subsidiary declined and measures were taken to reduce overhead expenses. Interest expense for the year totaled $646,704, an increase of 98% over the prior year. The major contributor to the increase is the additional interest on the Reno property of which six months was reflected in the prior year (acquired January 1995) and twelve months is reflected in the current year.

For the year ended June 1995, the Company incurred a loss from continuing operations of ($989,767), and a loss from discontinued operations of ($577,981) for a total loss of ($1,567,748). The loss from discontinued operations resulted from the Company's disposition of the Company's financial services subsidiary, Great American Financial Network, Inc. in July 1995. The Company's real estate operations generated rental revenues of $622,491, which covered direct expenses. Revenues from the sales of "Travel Cards" totaled $1,209,713, which were substantially higher than the prior year due to the Company's Far East distributorship agreement with Golden Hollywood, Ltd. (GHL). The agreement with GHL expired September 30, 1995. In addition, the Company recorded a provision for doubtful accounts of $537,000 for amounts not paid by GHL under the contract. Interest expense for the year totaled $326,006.

Analysis of Cash Flows

     The Company continued to meet its cash obligations despite a total net loss of ($1,226,927) for fiscal 1996. Proceeds of $2,037,601 from the sale of cottages in Hilton Head along with net proceeds from the sale of the Company's securities of $899,250 and proceeds of $1,266,000 from mortgage notes payable and long-term debt enabled the Company to meet its debt reduction requirements and operating expenses. The Company also realized proceeds of $150,000 from the sale of its stock in GAFN. Renovation costs for the Reno property totaled $451,654 for the year. The Company also incurred costs of $419,923 related to the possible acquisition of additional properties, which has been recorded as an asset on the books.

Plan of Operation

     The Company has taken a number of steps to improve its operation and cash flow. First, the Company has made significant changes to the management team by hiring Mr. David Potts, CHA, to serve as the Chief Operating Officer and Mr. Rob Turner, CPA, to serve as Chief Financial Officer. These additions to the Company's management team should enable the Company to better implement its long term business plan by improving the performance of existing properties, assisting with new acquisitions and providing the financial information needed to facilitate the process.

Second, the Company continues to make efforts to improve the performance of the Reno hotel/casino. In June 1997, the Company signed an agreement to operate the property as a "Howard Johnson's" brand hotel. The Company believes that the new "flag" along with access to a centralized reservation system will result in increased occupancies and rates. Significant management changes are currently being made at the property level in an effort to improve the level of customer service and the general operation of the property. The Company has also initiated discussions with the first mortgage holder to renegotiate the terms of the mortgage, hence freeing up additional funds for completion of the renovations and other improvements needed to be in compliance with Howard Johnson's standards.

Third, the Company will continue its effort to achieve maximum rates and occupancy levels in the Gatlinburg chalets. The chalets of Gatlinburg continue to operate successfully, generating positive cash flow of approximately $5,000 per month. The Company plans to investigate the feasibility of adding additional chalets as cashflow permits.

Fourth, the acquisition of the Vero Beach and Orlando properties, during May and June 1997, should provide additional cashflow for the Company in the form of management fees and cash distributions made in accordance with the Company's ownership percentage. The "season" for the two properties begins in December and runs through April. Cashflow from the properties will be used for debt service, operating expenses and additional acquisitions.

The Company, however, continues to be dependant upon the receipt of proceeds from the sale of its securities to cover its operating expenses, including general and administrative expenses, and to provide the funds for the further expansion and development of its resort property business. The Company has an investment banking agreement with its former Broker/Dealer subsidiary to assist it in raising the capital to fund its business plan. If the Company were to experience a decrease in the amount of proceeds from the sales of securities, it would be forced to reduce operating expenses and its development and acquisition activity. The Company has already taken actions to reduce professional fees and overhead expenses, which should be reflected in the operating results of future periods. With the exception of ordinary minor capital expenditures at the property level, the Company currently has no outstanding capital commitments. The Company will continue to explore additional expansion alternatives while increasing revenues and reducing expenses at its existing properties and businesses.

The Company has deferred tax assets with a 100% valuation allowance at June 30, 1996. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets", Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), and Statement of Financial Accounting Standards No. 129, "Disclosure of Information About an Entity's Capital Structure" ("SFAS 129"). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of carrying amounts or their estimated recoverable amount. The adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS 123 encourages the accounting for stock based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires proforma disclosure of net income and earnings per share as if the fair value based method has been adopted. The Company has not yet determined how SFAS 123 will be adopted nor its impact on the financial statements. SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion ("APB") No. 15, "Earnings per share". Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 121 and SFAS 123 are effective for fiscal years beginning after December 15, 1995. SFAS No. 128 and SFAS 129 are effective for financial statements issued for periods ending after December 15, 1997. Implementation of SFAS 128 and SFAS 129 are not expected to have a material effect on the consolidated financial statements.

     In June 1997, FASB issued Statement of Financial Accounting Standard
No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operation segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

ITEM 7.    FINANCIAL STATEMENTS

     Please refer to pages beginning with F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The names of the Officers and Directors of the Company, and certain information about them is set forth below:

                                                           Beginning of Term of
Name                    Age  Positions Held                     Service
----                    ---  --------------               --------------------

Dr. Edward L. Bates      41  President,                    March 1994, Officer
                             Chairman, Board of Directors  March 1994, Director

David C. Potts           43  Chief Operating Officer       May 1997, Officer

Rob A. Turner            34  Chief Financial Officer       July 1997, Officer

Teresa A. Bates          39  Secretary / Treasurer,        July 1991, Officer
                             Director

William A. Whitehead     70  Director                      October 1993

James R. Shaw            44  Director                      March 1997

     Dr. Edward L. Bates has been the President and Director of the Company since March 1994. Dr. Bates has served at various firms in the securities industry since 1988 including Great American Financial Network, Inc., Schneider Securities, Inc., Pacific Southern Securities, Inc., Pacific Rim Securities, Inc., Power Securities, Inc., and Painewebber. Between 1975 and 1988, he served as a minister in several churches. Dr. Bates received his Doctor of Ministry degree from the Columbia Theological Seminary in Decatur, Georgia in June 1988. He received his Master of Divinity degree from the Southern Baptist Theological Seminary in Louisville, Kentucky in May of 1982. He received his Bachelor of Arts degree from Georgetown College in Georgetown, Kentucky in May 1978. Dr. Bates is the husband of Teresa A. Bates and is a licensed securities broker.

     Mr. David C. Potts, CHA, accepted the position of Chief Operating Officer of the Company in May 1997. Mr. Potts has over twenty years of experience in the hospitality and restaurant industries. He has served in numerous hospitality organizations including Holiday Inn, Ramada, Days Inn, Best Western and Super 8. Since 1990, Mr. Potts has served as the General Manager for the 250 room Holiday Inn in Baymeadows, Florida and as Manager of the food and beverage outlets within the facility. Under his leadership, the property has shown continual improvements in profitability as well as customer service. Mr. Potts graduated from Tennessee Technical University in 1977 with a Bachelor of Science degree. Additionally, he has earned the designation of Certified Hotel Administrator.

     Mr. Rob A. Turner, CPA, joined the Company as Chief Financial Officer in July 1997. Mr. Turner served at the global headquarters for Holiday Inn Worldwide for six years. During that time he held a variety of positions including Manager of the Hotel Accounting Department and Manager of Accounting and Controls for the Hotel Division. Prior to his tenure at Holiday Inn, he was an Associate with a Public Accounting firm in Atlanta, Georgia. Mr. Turner received a B.B.A. in Accounting from Kennesaw State University in 1987. Additionally, he obtained the designation of Certified Public Accountant in 1990.

     Teresa A. Bates has been the Secretary, Treasurer and Director since the Company's inception. Since July 1992, Mrs. Bates has worked full time for the Company. From 1991 through 1992, Mrs. Bates worked part-time for the Company while providing consulting services in the area of nursing to various universities, schools and organizations. From 1989 through 1991, Mrs. Bates was the Health Coordinator at Georgia State University in Atlanta, Georgia. From 1981 through 1989, Mrs. Bates served several organizations in the nursing field in various capacities. Mrs. Bates received her Bachelor of Science in Nursing degree in 1980 from Spalding College in Louisville, Kentucky and a Master of Science in Nursing degree in 1988 from the Medical College of Georgia.

     Mr. William A. Whitehead has been a Director of the Company since 1993. He has been in retirement since 1990. From 1950 through 1990, Mr. Whitehead worked as head of the technical section for Proctor and Gamble in Cincinnati, Ohio. Mr. Whitehead serves the Company only as a Director.

     Mr. James R. Shaw has been a Director of the Company since March 1997. Mr. Shaw is the President of Classic Restaurants International, Inc. Classic is the company, which merged with the Company's former subsidiary, Casinos International. Mr. Shaw has been the President of Classic since its inception in 1992. Mr. Shaw received a Bachelor of Arts degree from Carson Newman College. He also received a Master of Music degree from Southern Baptist Theological Seminary in 1983.

The Company does not have any standing audit, nominating or compensation committees of the Board of Directors. During the fiscal year ended June 30, 1996, there was one formal meeting of the Board of Directors, which was attended by four of the five Directors.

The Company currently does not provide the Directors with any regular compensation for their services as Directors. The Company reimburses the Directors for any out-of-pocket expenses they incur in the performance of their duties as Directors. For services rendered for the year ended June 30, 1996, the Company has agreed to issue Mr. Whitehead 2000 shares of Class A Common Stock for his services as Director.

None of the Directors were required to file a Form 5 because either the Director did not engage in any transactions during the fiscal year or all transactions by the Director were previously reported on a Form 4 during the fiscal year. However, Mr. Smith and Mr. Whitehead each filed a timely Form 5. Ms. Bates also filed a Form 4, which disclosed no sales for the fiscal year ended June 30, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

     Dr. Edward L. Bates has served as President since March 1994. Effective July 1, 1995, Dr. Bates signed an eleven-year contract providing the following compensation package: First, a salary of $1 per year, second, an annual bonus of
 .25% of the Company's assets which are wholly owned and/or managed by the Company, third, stock options exercisable into 690,909 Class C Shares (restricted) per year at $2.01 per share for the duration of the eleven year contract, fourth, reimbursement for medical and dental bills not covered by insurance. The bonus is payable 105 days following the close of the fiscal year. Dr. Bates may take advances on the bonus throughout the year. Neither the C class of shares nor the C Shares themselves may be publicly registered or publicly sold until after the end of the employment contract, July 1, 2006, so as not to adversely affect the trading of the Class A shareholders' stock.

     David C. Potts has served as the Company's Chief Operating Officer since May 1997. The Company is currently finalizing a four-year contract with Mr. Potts. Proposed terms of the contract will call for compensation as follows:
From May 1997 through December 1997, Mr. Potts will earn an amount equal to 2% of the Company's revenues. From January 1998 forward, he will earn an amount equal to 2% of the Company's revenues derived from the operations that he directly oversees. Of the 2%, one half will be paid in cash and the other half in Class A Common Stock valued at the bid price as of the end of each quarter. The cash is paid monthly and the stock quarterly. Mr. Potts has the option to take the stock or twice the number of stock shares in Class A options exercisable at the same bid price on the last trading day of the quarter plus one cent. Mr. Potts will also receive 200,000 options to purchase Class A Common stock at $1.51 per share. The options will be vested at a rate of 12,500 per quarter over the four-year contract and a signing bonus of 10,000 shares of Class A Common Stock.

     Rob A. Turner has served as the Chief Financial Officer of the Company since July 1997. The Company is currently finalizing a three-year contract with Mr. Turner. Proposed terms of the contract will call for compensation as follows: An annual salary starting at $63,500, a stock option contract to purchase 120,000 shares of Class A Common Stock at $1.51 (vesting at 10,000 shares per quarter over the three year contract) and reimbursement for all expenses incurred to keep an active CPA license in the State of Georgia.

     Teresa A. Bates has served as Secretary / Treasurer for the Company since inception. Ms. Bates received compensation of $3,000 per month for the year ended June 30, 1996. Ms. Bates has no options to purchase stock from the Company.

     William A. Whitehead has served as Director for the Company since 1993. Mr. Whitehead received 2000 shares of Class A Common Stock for his service to the Company for the Year ended June 30, 1996.

     James R. Shaw has served as Director for the Company since March 1997. Mr. Shaw will receive 2000 shares of Class A Common Stock for his service to the Company for the Year ended June 30, 1997.

The following table sets forth compensation information for the last two fiscal years. No disclosure need be provided for any executive officer, other than the chief executive officer, whose total annual salary and bonus for the last complete fiscal year did not exceed $100,000. Accordingly, no other officers of the Company are included in the table.

                       Annual Compensation                                  Long Term Compensation
                     ----------------------                             -------------------------------
Name/              Year    Salary($)   Bonus($)        Other        Restricted      Options/        LTIP         All Other
Position                                               Annual         Stock           SARs       Payouts($)  Compensation($)
                                                    Compensation     Awards($)         #
----------------------------------------------------------------------------------------------------------------------------------
Edward L. Bates    1996    $     1    $18,750         $     0          $0         $7,600,000(1)     $0            $    0
President
                   1995    $ 4,000    $     0         $16,243          $0                           $0            $1,229

                   1994    $12,000    $     0         $     0          $0                           $0            $    0

(1) See table "Warrants/Option/SAR Grants in Last Fiscal Year"

Warrant/Option/SAR Grants in Last Fiscal Year:

                          Number of           Percentage of Total
                     Securities Underlying      Warrants/Options        Exercise
                        Warrants/Option       Granted to Employees      or Base          Expiration
Name                       Granted               In Fiscal Year      Price ($/share)        Date
------------------------------------------------------------------------------------------------------------------
Edward L. Bates           7,600,000                  100%                $2.01          June 30, 2016

Aggregate Option/SAR Exercises in Last Fiscal Year and
FY-End Option/SAR Values:

                                                             Number of Securities          Value of Unexercised
                                                            Underlying Unexercised             In-the-Money
                                                           Options at June 30, 1996      Options at June 30, 1996
                                                           -------------------------------------------------------
                     Shares Acquired           Value             Exercisable/                 Exercisable/
Name                 on Exercise (#)          Realized           Unexercisable                Unexercisable
------------------------------------------------------------------------------------------------------------------
Edward L. Bates             0                    $0              690,909/6,909,091                $0/$0

The Company has no retirement, pension, profit sharing, bonus, deferred compensation, insurance or medical reimbursement plans covering its officers or directors, although the Company has agreed to pay the medical and dental bills of Edward L. Bates to the extent that they are not covered by his personal insurance.

The Company obtained shareholder approval of an Employee Stock Incentive Plan at its annual meeting held March 10, 1994.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Officers and Directors

     The following table sets forth information as of August 31, 1997, with respect to the beneficial ownership of the Company's Class A Common Stock and Class C Common Stock by directors, nominees, officers of the Company and by officers and directors as a group.

                           Class A Common Stock     Class C Common Stock     Effective Voting Power
                           --------------------     ---------------------    -----------------------
                           Number of   Percent of   Number of  Percent of    Number of    Percent of
Shareholder                 Shares       Class (1)    Shares    Shares (1)     Votes (3)     Votes (3)
----------------------------------------------------------------------------------------------------

Teresa A. Bates              569,068    19.6%       100,000        11%         128,453      14.0%
120 Firestone Pointe
Duluth, GA 30136

Edward L. Bates (2)                0       0%       790,909(4)     89%         790,909      86.0%
120 Firestone Pointe
Duluth, GA 30136

David C. Potts                     0       0%             0         0%              0          0%
9150 Baymeadows Rd.
Jacksonville, FL 32256

Rob A. Turner                      0       0%             0         0%              0          0%
608 Riverview Dr.
Marietta, GA 30067

William A. Whitehead           3,010     .10%             0         0%            151          0%
1628 Shady Cove Ln.
Florence, KY 41042

All Officers/Directors       572,078   19.70%       890,909       100%        919,513        100%
As a group

(1) Based on 2,906,525 shares of Class A Common Stock outstanding on August 31, 1997 and 200,000 shares of Class C Common Stock outstanding on August 31, 1997. The percentages do not reflect the possible conversion of 87,575 shares of Preferred Stock, which are outstanding, into 437,875 shares of Class A Common Stock. Where a person listed on this table has the right to obtain additional shares within 60 days from August 31, 1997, these additional shares are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by any other person.

(2) Edward L. Bates is the husband of Teresa A. Bates, and may be considered to beneficially own the shares owned by Ms. Bates.

(3) Class A Common Shares have 1/20th vote per share while Class C Common have one vote per share.

(4) Includes shares of common stock underlying presently exercisable stock options.

Ownership of Beneficial Owners of More than Five Percent

The following table sets forth information as of August 31, 1997, with respect to the beneficial ownership of the Company's Class A Common Stock and Class C Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Class A Common Stock and the Class C Common Stock.

                                    Class A Common Stock        Class C Common Stock      Effective Voting Power
                                    --------------------        --------------------      ----------------------
                                   Number of     Percent of     Number of   Percent of    Number of   Percent of
        Shareholder                 Shares         Class (1)     Shares       Shares (1)    Votes (4)    Votes (4)
----------------------------------------------------------------------------------------------------------------
Teresa A. Bates                     569,068       19.6%         100,000         11%       128,453         14.0%
120 Firestone Pointe
Duluth, GA 30136

Edward L. Bates(2)                        0          0%         790,909(5)      89%       790,909         86.0%
120 Firestone Pointe
Duluth, GA 30136

Caragh Holdings, Ltd.(3)            160,000        4.1%               0          0%         8,000            0%
13A Flemings Lane
Killarney, County Kerry, Ireland

(1) Based on 2,906,525 shares of Class A Common Stock outstanding on August 31, 1997 and 200,000 shares of Class C Common Stock outstanding on August 31, 1997. The percentages do not reflect the possible conversion of 87,575 shares of Preferred Stock, which are outstanding, into 437,875 shares of Class A Common Stock. Where a person listed on this table has the right to obtain additional shares within 60 days from August 31, 1997, these additional shares are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by any other person.

(2) Edward L. Bates is the husband of Teresa A. Bates, and may be considered to beneficially own the shares owned by Ms. Bates.

(3) Caragh Holdings, Ltd.'s shares are subject to a restrictive legend, which prevent it from disposing of the shares until it has paid for the shares.

(4) Class A Common Shares have 1/20th vote per share while Class C Common have one vote per share.

(5)  Includes shares of common stock underlying presently exercisable options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain conflicts of interest exist and will continue to exist between the Company and its officers and directors. All of the officers and directors have other business interest to which they devote their attention. They may continue to do so not withstanding the fact that management time should be devoted to the business of the Company.

If a specific corporate responsibility demands attention, these persons may face a conflict in selecting between the Company and their own business interest.
The Company has formulated no policy for the resolution of conflicts in these circumstances.

There can be no assurance that management will resolve all conflicts of interest in favor of the Company. Failure by management to conduct the Company's business in the Company's best interest may result in a liability to the Company.

Certain Transactions

     On August 19, 1994, the Company formed a Georgia Corporation called Casinos International, Inc. ("Georgia Casinos"). Georgia Casinos' Articles of Incorporation authorized, among other things, the issuance of Class A and Class B Common Stock. The Class A and Class B common stock had identical rights to dividends and distributions from Casinos, but the Class A common stock was entitled to one vote per share and the Class B common stock was entitled to forty votes per share on each matter voted upon which the shareholders of Casinos are entitled to vote. In addition, the Articles of Incorporation provided that, to the extent there were any shares of Class B common stock outstanding, the holders of the Class B common stock would have the right to elect a majority of the board of directors at all times. The Company subscribed to 500,000 shares of Class A common stock of Casinos for $500, and Edward L. Bates subscribed to 20,000 shares of Class B common stock for $200. Mr. Bates thereafter conveyed 10,000 of his shares of Class B common stock to the Company. In October 1994, Georgia Casinos merged into Casinos. Under the merger agreement (after adjusting for subsequent stock splits), holders of Class A Common Shares of Georgia Casinos received 15 shares of Class A Common Stock of Casinos (for a total of 7,500,000 shares). And holders of Class B Shares of Georgia Casinos received 15 shares of Class B Common Stock of Casinos (for a total of 300,000 shares). In connection with the merger, Casinos' articles of incorporation were amended to entitle Class B Common Shares to the same disproportionate voting rights and right to elect a majority of the directors of Casinos which the Class B Common Shares of casinos had.

None of the officers or directors of the Company have any indebtedness to the Company.


ITEM 13.                     EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

     Regulation                                         Consecutive
     S-B Number          Exhibit                        Page Number

     2.1      Agreement and Plan of Share                N/A
              Exchange among Great American
              Resorts, Inc., Casinos
              International, Inc. and Classic
              Restaurants International, Inc.
              dated June 30, 1995 (1)

     2.2      Amendment to Agreement and                 N/A
              Plan for Share Exchange among
              Great American Resorts, Inc.,
              Casinos International, Inc.
              and Classic Restaurants
              International, Inc.dated October 6,
              1995.

     2.3      Amendment to Agreement and                 N/A
              Plan for Share Exchange among
              Great American Resorts, Inc.,
              Casinos International, Inc.
              and Classic Restaurants
              International, Inc. dated
              December 22, 1995.

     3.1      Articles of Incorporation of               N/A
              Great American Resorts, Inc. (2)

     3.2      Amendments to Articles of                  N/A
              Incorporation of Great
              American Resorts, Inc. (3)

     3.3      Amendments to Articles of                  N/A
              Incorporation of Great
              American Resorts, Inc. (3)

     3.4      Bylaws of Great American Resorts,
              Inc. (2)                                   N/A

     3.5      Amended and Restated Articles              N/A
              of Incorporation of Casinos
              International, Inc. (3)

     3.6      Bylaws of Casinos International,           N/A
              Inc. (3)

     3.7      Amendment to Articles of                   N/A
              Incorporation of Casinos
              International, Inc.

     4.1      Specimen of Class A Common                 N/A
              Stock Certificate (2)

     4.2      Form of Series A Convertible               N/A
              Preferred Stock Certificate (3)

     4.3      Form of Class L Warrant Agreement (3)      N/A

     4.4      Preferred Dividend reserve Agreement (3)   N/A

     4.5      Indenture of Trust between                 N/A
              Great American Resorts, Inc. and Barbara

              A. Brown, Trustee (4)

     4.6      Deed to secure Debt between Great American     N/A
              Resorts, Inc. and Barbara N/A A. Brown,
              as Trustee (4)

     4.7      Form of Series A Secured Note (4)              N/A

     4.8      Indenture of Trust between Great American      N/A
              Resorts of Florida, Inc. and
              Edward P. Starks, as Trustee (5)

     4.9      Form of 11% Unsecured Note of Great            N/A
              American Resorts of Florida, Inc. (5)


     10.1     General Warranty Deed and Related Documents    N/A
              for Gatlinburg Property. (6)


     10.2     Letter Agreement with Chalets of Gatlinburg    N/A
              (6)

     10.3     Loan Documents for Shipyard Plantation         N/A
              Cottages (7)

     10.4     Purchase Agreement between Great American      N/A
              Resorts, Inc., Great American Resorts of
              Florida, Inc. Landcom, Inc., Landcom-Ocala,
              Inc. and Landcom Hospitality Management,
              Inc. (1)

     10.5     Agreement to Modify a Commercial promissory    N/A
              Note between American Federal Savings Bank and Great American Casinos, Inc.

     10.6     Deed of Trust and Assignment of Rents between  N/A
              Baylocq Development Corporation and First
              Financial Service Corporation (8)

     10.7     Promissory Note payable by Great American      N/A
              Casinos, Inc. to the order of Baylocq Nevada
              Corp. (8)

     10.8     Deed of Trust with Assignment of Rents between N/A
              Great American Casinos, Inc. and Baylocq
              Nevada Corp. (8)

     10.9     Lease Agreement between Great American         N/A
              Casinos, Inc. and Baylocq Nevada Corp. (8)

     10.10    Amendment to Real Estate Purchase Agreement    N/A
              dated September 29, 1995.

     10.11    Amended Real Estate Purchase Agreement dated   N/A
              October 6, 1995.

     22.1     List of Subsidiaries                           N/A

-------------------------

(1) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated June 30, 1995, commission file number 0-19852.

(2) Incorporated by reference to the Exhibits previously filed with the Company's Registration Statement on Form S-18, Registration No. 33-42876-A.

(3) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994, Commission file number 0-19852.

(4) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1994, Commission file number 0-19852.

(5) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995, Commission file number 0-19852.

(6) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1992, Commission file number 0-19852.

(7) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated June 8, 1993, Commission file number 0-19852.

(8) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated January 20, 1995, Commission file number 0-19852.

(9) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated August 21, 1995, Commission file number 0-19852.

(10) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated September 18, 1995, Commission file number 0-19852.

     (b) The Company filed the following reports on Form 8-K for the quarter ended June 30, 1995:

Date of Report    Items Reported                      Financial Statements Filed

June 30, 1995     (1) Agreement and Plan of Share               No
                  Exchange among Great American
                  resorts, Inc., Casinos International,
                  Inc. and Classic Restaurants International,
                  Inc.; (2) Acquisition of Partnership
                  Interest in Landcom-Ocala, Ltd., a
                  Florida limited Partnership; and
                  (3) Termination of Contract with Caragh
                  Holdings, Ltd.


                                  Signatures
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GREAT AMERICAN HOTELS & RESORTS, INC.


Date:                                     By:
     -----------------------                 -------------------------
                                             Edward L. Bates, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:                                     By:
     -----------------------                 -----------------------
                                             Edward L. Bates, President
                                             and Director
                                             (Principal Executive Officer)


Date:                                     By:
     ------------------------                -----------------------
                                             David C. Potts, Chief Operating
                                             Officer



Date:                                     By:
     -------------------------               ------------------------
                                             Rob A. Turner, Chief Financial
                                             Officer

Date:                                     By:
     -------------------------               ------------------------
                                             Teresa A. Bates, Treasurer /
                                             Secretary / Director


Date:                                     By:
     -------------------------               --------------------------
                                             William A. Whitehead, Director

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIAIRES

                                                                        CONTENTS
--------------------------------------------------------------------------------

          Report of Independent Certified Public Accountants                 F-2

          Consolidated Balance Sheet                                  F-3 to F-4

          Consolidated Statements of Operations                       F-5 to F-6

          Consolidated Statements of
            Stockholders' Equity                                      F-7 to F-9

          Consolidated Statements of Cash Flows                     F-10 to F-12

          Summary of Accounting Policies                            F-13 to F-18

          Notes to Consolidated Financial Statements                F-19 to F-35

    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



    To the Board of Directors and Stockholders
    Great American Hotels & Resorts, Inc. and Subsidiaries
    Duluth, Georgia

    We have audited the accompanying consolidated balance sheet of Great American Hotels & Resorts, Inc. and subsidiaries (the "Company") as of June 30, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of the Company as of June 30, 1996 and the results of their operations and their cash flows for the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
    Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative cash flow from operating activities that raise substantial doubt of their ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ BDO Seidman, LLP

    Denver, Colorado
    April 11, 1997

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
June 30,                                                 1996
-------------------------------------------------------------
ASSETS

CURRENT:
 Cash and cash equivalents                         $  513,199
 Restricted cash                                       38,188
 Note receivable (Note 5)                             206,859
 Stock subscription receivable (Note 7)               229,326
 Deposits                                             236,601
 Accounts receivable                                   43,436
 Property and equipment held for sale (Note 5)         89,730
-------------------------------------------------------------
TOTAL CURRENT ASSETS                                1,357,339
-------------------------------------------------------------

PROPERTY AND EQUIPMENT (Note 6):
 Resort rental units                                4,440,030
 Land                                                 884,981
 Furniture and equipment                              599,925
 Office building and improvements                     441,715
-------------------------------------------------------------
                                                    6,366,651
Accumulated depreciation                              441,142
-------------------------------------------------------------
Net property and equipment                          5,925,509
-------------------------------------------------------------
OTHER:
 Deferred acquisition costs                           513,322
 Debt issue costs                                     139,866
 Prepayments and deposits                               8,817
-------------------------------------------------------------
Total other assets                                    662,005
-------------------------------------------------------------
                                                   $7,944,853
=============================================================

            See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEET (CONTINUED)
--------------------------------------------------------------------------------

June 30,                                                                         1996
--------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                        $    288,714
 Accrued expenses                                                             112,593
 Current maturities of long-term debt (Note 6)                                671,232
--------------------------------------------------------------------------------------
Total current liabilities                                                   1,072,539

LONG-TERM DEBT, less current maturities (Note 6)                            5,356,138
--------------------------------------------------------------------------------------
Total liabilities                                                           6,428,677
--------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 7)
 Preferred stock, no par value; 16,000,000
  shares authorized; none issued                                                    -
 Series A preferred stock, no par value;
  4,000,000 shares authorized; 87,575
  shares issued and outstanding;
  liquidation value of $10 per share
  (in the aggregate $785,000)                                                 766,680
 Common Stock:
  Class A, no par value; 20,000,000 shares
   authorized; 2,804,655 shares issued,
   2,579,651 shares outstanding                                             5,565,538
  Class B, no par value; 10,000,000 shares
   authorized; none issued                                                          -
  Class C, no par value; 2,000,000 shares
   authorized; 200,000 shares issued and
   outstanding                                                                    100
 Treasury stock, 25,004 shares, at cost                                             -
 Additional paid-in capital                                                   211,875
 Accumulated deficit                                                      (5,028,017)
--------------------------------------------------------------------------------------

Total stockholders' equity                                                  1,516,176
--------------------------------------------------------------------------------------

                                                                         $  7,944,853
======================================================================================

            See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Years Ended June 30,                               1996           1995
----------------------------------------------------------------------
Revenues:
 Rental                                     $   836,527     $  622,491
 Travel card sales (Note 11)                          -      1,209,713
 Other income                                    87,270        121,127
----------------------------------------------------------------------
Total revenues                                  923,797      1,953,331
----------------------------------------------------------------------
Operating expenses:
  Rental                                      1,071,108        617,705
  Travel card                                         -         57,170
  Salaries and wages                            180,914        275,069
  General and administrative                    772,666        718,084
  Settlement of claims                           59,474         65,228
  Bad debt expense                                    -        537,000
  Impairment of infomercial                           -        142,013
  Depreciation and amortization                 249,543        256,715
----------------------------------------------------------------------
Total operating expenses                      2,333,705      2,668,984
----------------------------------------------------------------------
Loss from operations                         (1,409,908)      (715,653)
----------------------------------------------------------------------
Other income (expense):
  Gain on sale of property (Note 5)             467,147              -
  Interest income                                 7,252         12,661
  Interest expense                             (646,704)      (326,006)
----------------------------------------------------------------------
Total other (expense)                          (172,305)      (313,345)
----------------------------------------------------------------------

Minority interest in loss of
 consolidated subsidiary                         82,025         39,231
----------------------------------------------------------------------

Loss from continuing operations              (1,500,188)      (989,767)
----------------------------------------------------------------------

            See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

Years Ended June 30,                                         1996           1995
--------------------------------------------------------------------------------
DISCONTINUED OPERATIONS (NOTE 4):
  Loss from operations of discontinued segment                  -       (444,828)
  Loss on disposal of discontinued segment                      -       (133,153)
--------------------------------------------------------------------------------

Total discontinued operations                                   -       (577,981)
--------------------------------------------------------------------------------

EXTRAORDINARY GAIN FROM DEBT EXTINGUISHMENT,
 NET OF $0 INCOME TAX EXPENSE (NOTE 3)                    273,261              -
--------------------------------------------------------------------------------

Net loss                                               (1,226,927)    (1,567,748)

Dividend requirements on preferred stock                   65,706         28,021
--------------------------------------------------------------------------------

Loss applicable to common stock                       $(1,292,633)   $(1,595,769)
================================================================================
INCOME (LOSS) PER SHARE OF COMMON STOCK:
  Continuing operations                               $      (.65)   $      (.63)
  Discontinued operations                                       -           (.35)
  Extraordinary gain                                          .11              -
--------------------------------------------------------------------------------

Net loss per share                                    $      (.54)   $      (.98)
--------------------------------------------------------------------------------

Weighted-average number of common
 shares outstanding                                     2,409,741      1,616,310
================================================================================

            See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                                                                                      GREAT AMERICAN
                                                                                                              HOTELS & RESORTS, INC.
                                                                                                                    AND SUBSIDIARIES

                                                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Years Ended June 30, 1996 and 1995
                                                 Series A                        Common Stock
                                              Preferred Stock             Class A           Class C       Additional
                                              ---------------       -------------------  ---------------    Paid-In    Accumulated
                                              Shares    Amount      Shares     Amount    Shares   Amount    Capital      Deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1995                            -0-  $    -0-  1,513,390  $3,920,134  200,000   $100     $   -0-      $(2,139,615)

Issuance of preferred stock for cash,
net of direct costs of $63,056                77,500   689,965

Issuance of common stock subscribed as of
June 30, 1994; net of direct costs of
$55,614 and subscription receivables of
$187,334; 27,200 shares subsequently
cancelled                                                          96,999     269,202

Issuance of common stock for:
 Settlement of claims by stockholders                              17,582      65,228
 Property improvements                                             15,133      59,009
 Services                                                           3,180      19,175
 Common stock of Casinos International, Inc.                          200       1,000
 Deposit on investment in limited partnership                     100,000           -
 Exercise of warrants                                               7,950      42,975

Gain on sale of investment
in subsidiary                                                                                              62,110

                                                                                                                      GREAT AMERICAN
                                                                                                              HOTELS & RESORTS, INC.
                                                                                                                    AND SUBSIDIARIES

                                                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Years Ended June 30, 1996 and 1995
                                                 Series A                        Common Stock
                                              Preferred Stock             Class A           Class C       Additional
                                              ---------------       -------------------  ---------------    Paid-In    Accumulated
                                              Shares    Amount      Shares     Amount    Shares   Amount    Capital      Deficit
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of stock by subsidiary
resulting in increase in relative
book value of subsidiary                                                                                  343,160

Dividends paid                                                                                                             (28,021)

Net loss                                                                                                                (1,567,748)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                        77,500   689,965  1,754,434   4,376,723  200,000    100     405,270       (3,735,384)

Issuance of preferred stock
for cash, net of stock
receivable of $7,000                          10,075    76,715

Issuance of common stock for:
 Cash and subscription receivable, net of offering
  costs of $7,689                                                 377,620   1,026,161
 Stock subscriptions                                                3,000      31,700
 Settlement of claims by stockholders                              26,166      59,474
 Deposit on land                                                  400,000           -

                                                                                                                      GREAT AMERICAN
                                                                                                              HOTELS & RESORTS, INC.
                                                                                                                    AND SUBSIDIARIES

                                                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Years Ended June 30, 1996 and 1995
                                                 Series A                        Common Stock
                                              Preferred Stock             Class A           Class C       Additional
                                              ---------------       -------------------  ---------------    Paid-In    Accumulated
                                              Shares    Amount      Shares     Amount    Shares   Amount    Capital      Deficit
-----------------------------------------------------------------------------------------------------------------------------------
 Deposit on investment in limited partnership                      12,500           -
 Satisfaction of liabilities                                       34,870      71,480

Return and cancellation of
common stock                                                      (28,939)          -

Decrease in book value of Company
due to sale of subsidiary                                                                                (193,395)

Dividends paid                                                                                                             (65,706)

Net loss                                                                                                                (1,226,927)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                        87,575  $766,680  2,579,651  $5,565,538  200,000   $100    $211,875      $(5,028,017)
===================================================================================================================================

                                                                See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years Ended June 30,                                               1996          1995
-------------------------------------------------------------------------------------


OPERATING ACTIVITIES:
  Net loss                                                  $(1,226,927)  $(1,567,748)
  Adjustments to reconcile net loss to
   net cash used in continuing operating
   activities:
    Discontinued operations                                           -       577,981
    Depreciation and amortization                               249,543       256,715
    Gain on sale of property and equipment held for sale       (467,147)            -
    Extraordinary gain from debt extinguishment                (273,261)            -
    Amortization of debt issuance costs                          61,842             -
    Stock issued for services and settlement
     of claims                                                   59,474        84,403
    Write-off of deposit for land purchase                       24,100             -
    Provision for uncollectible accounts receivable                   -       537,000
    Impairment of infomercial                                         -       142,013
    Minority interest in loss of consolidated
     subsidiary                                                 (82,025)      (39,231)
    Changes in operating assets and liabilities, net of
     acquisitions of businesses:
       Accounts receivable, trade                                10,121      (510,186)
       Prepaid and other current assets                               -        29,040
       Prepayments and deposits                                   2,388           412
       Accounts payable                                          67,931        71,322
       Accrued compensation, directors                                -        30,680
       Accrued expenses                                         (68,619)      124,603
       Net cash provided by (used in) discontinued
         operations                                              74,635      (382,662)
-------------------------------------------------------------------------------------

Net cash used in operating activities                        (1,567,945)     (645,658)
-------------------------------------------------------------------------------------

            See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------

Years Ended June 30,                                        1966           1995
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Proceeds from sale of property and equipment
  held for sale                                        2,037,601              -
 Purchase and construction of property and
  equipment                                             (451,654)      (918,407)
 Payment for prepayments and deposit                           -        (29,335)
 Payment for advances receivable                               -        (80,000)
 Payment of deferred acquisition costs                  (419,923)             -
 Payment on deposit from limited
  partnership acquisition                                      -       (330,000)
 Proceeds from sale of investment in subsidiary          150,000        174,303
 Activities of discontinued operations, net              (50,000)       (80,434)
--------------------------------------------------------------------------------
Net cash provided by (used in) investing activities    1,266,024     (1,263,873)
--------------------------------------------------------------------------------

            See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------

Years Ended June 30,                                            1996          1995
-------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Change in restricted cash                                       49,312     (80,014)
 Proceeds from mortgage notes payable and long-term debt,
  net of debt-issue costs                                     1,266,000   1,937,345
 Principal payments on mortgage notes payable and
  long-term debt                                             (1,838,723)    (46,618)
 Proceeds from issuance of Series A preferred stock,
  net of stock issuance costs                                    76,715     689,965
 Proceeds from issuance of Class A common stock, net of
  stock issuance costs                                          796,835      42,975
 Proceeds from Class A common stock subscribed                   13,700           -
 Proceeds from subscription receivable                           12,000      25,400
 Checks written in excess of deposits                            12,901           -
 Dividend payments on preferred stock                           (65,706)    (28,021)
 Payment of debt issuance costs                                (112,837)          -
 Other                                                                -     (42,220)
-------------------------------------------------------------------------------------

Net cash provided by financing activities                       210,197   2,498,812
-------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                (91,724)    589,281

CASH AND CASH EQUIVALENTS, beginning of year                    604,923      15,642
-------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                      $   513,199  $  604,923
=====================================================================================

                 See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Organization                            Great American Hotels & Resorts, Inc.
and                                     (the "Company" or "GARI") formerly
Business                                Great American Resorts, Inc., was
                                        incorporated under the laws of the
                                        state of Georgia on July 29, 1991.
                                        GARI was formed for the purpose of
                                        engaging in the business of
                                        purchasing, developing and managing
                                        properties in the overnight resort
                                        rental unit market in certain resort
                                        areas throughout the world.

                                        On April 29, 1993, GARI formed a
                                        wholly-owned subsidiary called The
                                        Great American Honeymoon Resorts,
                                        Inc. ("GAHR"), a Tennessee
                                        corporation which was formed to
                                        acquire rental property in Tennessee.

                                        In January 1994, GARI formed a
                                        wholly-owned subsidiary called Great
                                        American Travel Network, Inc.
                                        ("GATN"), a Georgia corporation, to
                                        provide travel agency related
                                        services and to sell travel discount
                                        cards to the public.

                                        On May 23, 1994, GARI purchased all
                                        of the issued and outstanding common
                                        stock of Great American Financial
                                        Network, Inc. ("GAFN"), formerly
                                        Marina Securities, Inc. ("MSI"), an
                                        Oklahoma corporation incorporated on
                                        July 29, 1983.  GAFN is in the
                                        business of securities brokerage and
                                        related services as set forth by the
                                        Securities and Exchange Commission
                                        and the National Association of
                                        Securities Dealers, Inc.  As
                                        discussed in Note 4, GARI sold all of
                                        its stock in GAFN during July 1995.

                                        During April, 1995, GARI formed a
                                        wholly-owned subsidiary called Great
                                        American Resorts of Florida, Inc.
                                        ("GAROF"), a Florida corporation
                                        which was formed to acquire rental
                                        property in the state of Florida.

                                        As of June 30, 1995, GARI held
                                        approximately 82% of Casinos
                                        International, Inc. ("CI"), a
                                        publicly-held Colorado corporation.
                                        As discussed in Note 3, during
                                        January 1996, GARI sold its shares in
                                        CI for 100% of the issued and
                                        outstanding common stock of Great
                                        American Casinos, Inc. ("GACI"), a
                                        Nevada corporation incorporated on
                                        January 17, 1995 which was a
                                        wholly-owned subsidiary of CI.  GACI
                                        is the owner of a hotel property in
                                        Reno, Nevada (see Note 2).

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of                           The accompanying financial statements
Consolidation                           include the accounts of GARI and its
                                        wholly-owned and majority-owned
                                        subsidiaries.  All significant
                                        intercompany accounts and transactions
                                        have been eliminated.

Concentrations                          The Company's financial instruments
of Credit Risk                          that are exposed to concentrations of
                                        credit risk consist primarily of cash
                                        and cash equivalents and accounts
                                        receivable.

                                        The Company's cash equivalents are in
                                        demand deposit accounts placed with
                                        Federally insured financial
                                        institutions.  Such deposit accounts
                                        at times may exceed federally insured
                                        limits.  The Company has not
                                        experienced any losses on such
                                        accounts.

                                        Concentrations of credit risk with
                                        respect to receivables are limited
                                        due to a few customers dispersed
                                        across geographic areas.

Financial                               The following methods and assumptions
Instruments                             were used to estimate the fair value
                                        of each class of financial
                                        instruments for which it is
                                        practicable to estimate that value.

                                        Note Receivable

                                        The note receivable bears interest at
                                        an amount that approximates a fair
                                        market value rate.  Accordingly, the
                                        fair value approximates its reported
                                        carrying amount as of June 30, 1996.

                                        Long-term debt

                                        Substantially all of these notes bear
                                        interest at a floating rate of
                                        interest based upon the lending
                                        institutions' prime lending rate.
                                        Accordingly, the fair value
                                        approximates their reported carrying
                                        amount at June 30, 1996.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Use of                                  The preparation of financial
Estimates                               statements in conformity with
                                        generally accepted accounting
                                        principles requires management to
                                        make estimates and assumptions that
                                        affect the reported amounts of assets
                                        and liabilities, the disclosures of
                                        contingent assets and liabilities at
                                        the date of the financial statements,
                                        and the reported amounts of revenues
                                        and expenses during the reporting
                                        period.  Actual results could differ
                                        from those estimates.

Reclassifications                       Certain reclassifications have been
                                        made to the 1995 financial statements
                                        in order for them to conform to the
                                        1996 presentation.  Such
                                        reclassifications have no impact on
                                        the Company's financial position or
                                        results of operations.

Cash and Cash                           For purposes of the statements of
Equivalents                             cash flows, the Company considers all
                                        money market accounts and highly
                                        liquid debt instruments purchased
                                        with an original maturity of three
                                        months or less to be cash equivalents.

Restricted                              As of June 30, 1996, the Company
Cash                                    maintained cash in an escrow account
                                        for the benefit of its preferred
                                        stockholders in order to pay
                                        preferred stock dividends.

Property and                            Property and equipment are stated at
Equipment                               cost.  Expenditures for repairs and
                                        maintenance are charged to expense as
                                        incurred and additions and
                                        improvements that significantly
                                        extend the lives of assets are
                                        capitalized.  Upon sale or other
                                        retirement of depreciable property,
                                        the cost and accumulated depreciation
                                        are removed from the related accounts
                                        and any gain or loss is reflected in
                                        operations.

                                        Depreciation is provided using
                                        straight-line and accelerated methods
                                        based upon the estimated useful lives
                                        of the depreciable assets ranging
                                        from five to thirty-nine years.
                                        Depreciation expense for the years
                                        ended June 30, 1996 and 1995, was
                                        $247,837  and $216,989.

Deferred                                Deferred acquisition costs include
Acquisition                             professional fees and other direct
Costs                                   costs related to the evaluation of
                                        prospective property acquisitions.
                                        If the acquisitions are completed,
                                        these costs are included as property
                                        costs.  If a prospective property is
                                        not acquired, the costs are expensed.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Debt Issue                              Debt issue costs represent the direct
Costs                                   costs of issuing debt securities.
                                        The costs are being amortized over
                                        the term of the related debt.

Issuance of                             Direct sales of unissued shares of
Stock of                                subsidiaries which exceed the
Subsidiary                              parent's carrying value are reflected
                                        as capital transactions in the
                                        consolidated financial statements.

Income                                  The Company accounts for income taxes
Taxes                                   under Statement of Financial
                                        Accounting Standards No. 109 ("SFAS
                                        No. 109").  Temporary differences
                                        are differences between the tax
                                        basis of assets and liabilities and
                                        their reported amounts in the
                                        financial statements that will
                                        result in taxable or deductible
                                        amounts in future years.

Net Loss Per                            Net loss per share is computed by
Share of                                dividing the net loss after
Common Stock                            deducting preferred stock dividends
                                        for the period by the
                                        weighted-average number of shares of
                                        common stock outstanding during the
                                        period.  Common equivalent shares
                                        from stock warrants were excluded
                                        from the computation because their
                                        effect is antidilutive for the
                                        periods presented.

Recent                                  The Financial Standards Board has
Accounting                              recently issued Statement of
Pronouncements                          Financial Accounting Standards
                                        ("SFAS") No. 121, "Accounting for
                                        the Impairment of Long-Lived Assets"
                                        and SFAS No. 123, "Accounting for
                                        Stock-Based Compensation" and SFAS
                                        No. 128, "Earnings per Share" and
                                        SFAS No. 129, "Disclosure of
                                        Information About an Entity's
                                        Capital Structure."  SFAS No. 121
                                        requires that long-lived assets and
                                        certain identifiable intangibles be
                                        reported at the lower of the
                                        carrying amounts or their estimated
                                        recoverable amount.  The adoption of
                                        this statement by the Company is not
                                        expected to have an impact on the
                                        financial statements.  SFAS No. 123
                                        encourages the accounting for
                                        stock-based employee compensation
                                        programs to be reported within the
                                        financial statements on a fair-value
                                        based method.  If the fair-value
                                        based method is not adopted, then
                                        the statement requires proforma
                                        disclosure of net income and
                                        earnings per share as if the fair
                                        value based method has been adopted.
                                        The Company has not yet determined
                                        how SFAS No. 123 will be adopted nor
                                        its impact on the financial
                                        statements.  SFAS No. 128 provides a
                                        different method of calculating
                                        earnings per share than is currently
                                        used in

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                                        accordance with Accounting Board Opinion
                                        (APB) No. 15, "Earnings Per Share". SFAS
                                        No. 128 provides for the calculation of
                                        "Basic" and "Diluted" earnings per
                                        share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 121 and SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. SFAS 128 and SFAS 129 are effective for financial statements issued for periods ending December 15, 1997. Implementation of SFAS 128 and SFAS 129 are not expected to have a material effect on the consolidated financial statements.

                                        In June 1997, FASB issued Statement of
                                        Financial Accounting Standard No. 130
                                        "Reporting Comprehensive Income ("SFAS
                                        130") and Statement of Financial
                                        Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No. 14 "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                                       SFAS 130 and SFAS 131 are effective for
                                       financial statements for periods
                                       beginning after December 15, 1997 and
                                       require comparative information for
                                       earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  Going Concern                       The Company has suffered recurring
                                        losses from operations and negative
                                        cash flow from operating activities
                                        that raise substantial doubt about
                                        its ability to continue as a going
                                        concern.  As detailed below,
                                        significant efforts have and will
                                        continue to be expended by management
                                        in order to improve operating results
                                        and financial position, which it
                                        believes is sufficient to provide the
                                        Company with the ability to continue
                                        as a going concern.

                                        During the fiscal year ending June
                                        30, 1997, the Company took
                                        substantial steps to improve cash
                                        flow and profitability.  On January
                                        16, 1997, the Company, through one of
                                        it's wholly owned subsidiaries,
                                        entered into a Management/Purchase
                                        agreement for the Days Inn, Super 8
                                        and Poor Man's Castle all located in
                                        Vero Beach, Florida (See Note 16).
                                        The Company also intends to seek out
                                        additional acquisitions (See Note 16).

                                        The Company is also seeking
                                        additional financing to meet the
                                        obligations of maturing debt, retire
                                        its higher cost financing
                                        arrangements and provide for near
                                        term working capital.  The financing
                                        alternatives available to the Company
                                        include the refinancing of existing
                                        debt, private placements of its
                                        common stock, third party loans,
                                        equity participation or any
                                        combination of these methods.

                                        In addition to the recent expansion,
                                        the Company has greatly strengthened
                                        its management team by adding two
                                        seasoned veterans of the hospitality
                                        industry.

                                        The Company believes that the recent
                                        acquisitions and the recruitment of
                                        seasoned hotel management
                                        professionals will result in the
                                        Company continuing as a going concern.

                                        There are no assurances that the
                                        Company's plan will be successful.
                                        The accompanying financial statements
                                        do not include any adjustments that
                                        might result from the outcome of
                                        these uncertainties.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.  Business and                       Cheers Hotel and Casino
    Property
    Acquisitions                       On January 20, 1995, CI acquired, through
                                       its wholly-owned subsidiary GACI, the
                                       Cheers Hotel and Casino in Reno, Nevada
                                       (the "Cheers Hotel") from Baylocq Nevada
                                       Corporation ("BNC"), which is not an
                                       affiliate of the Company. The aggregate
                                       cost of the Cheers Hotel was $4,053,345
                                       which included a contract price of
                                       $3,750,000 and closing costs of $303,345.
                                       The contact price consisted of the
                                       assumption of a mortgage note payable to a bank in the principal amount of $1,944,804, the execution of a promissory note payable to BNC for $1,055,196 (See
                                       Note 6) and cash of $750,000. This
                                       acquisition has been accounted for as a
                                       purchase and, accordingly, the acquired
                                       assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The operating results of this acquisition have been included in the accompanying consolidated financial statements from the date of acquisition. See pro forma information in
                                       Note 3.

                                       Land Acquisition

                                       On August 21, 1994, CI entered into an
                                       agreement to purchase two tracts of
                                       unimproved land ("Tract #1" and "Tract
                                       #2") located in Ireland from Caragh
                                       Holdings, Inc. ("Caragh"), an
                                       unaffiliated company, and issued 1.5
                                       million shares of its Class A common
                                       stock to Caragh.

                                       During October 1994, CI completed the
                                       purchase of Tract #1 for a purchase price of $334,800 including cash of $41,723 and 270,000 shares of the Class A common stock of CI, valued at $293,077, based upon the appraised value of the tract. Thereafter, CI assigned its rights in Tract #1 to GARI for $384,877, which consisted of the amount paid by CI plus a fee paid by GARI as reimbursement for the expense and management time incurred to acquire the land. The acquisition fee of approximately $50,000 eliminates in consolidation. Pursuant to subsequent agreements between CI and Caragh, the purchase of Tract #2 was cancelled and 1,050,000 shares of CI were returned to CI in November 1995. Caragh has an option to purchase the remaining 180,000 shares of CI common stock (also see Note 7).

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3. Debt                                 In June 1995, CI and Classic
   Forgiveness                          Restaurants, Inc. ("Classic"), an
                                        unrelated party, entered into an
                                        Agreement and Plan of Share Exchange,
                                        which was consummated in January
                                        1996, for CI to acquire all of the
                                        outstanding stock of Classic.  The
                                        agreement also provides that CI will
                                        sell all of its GACI common stock,
                                        representing 100 percent ownership,
                                        to GARI in exchange for all of GARI's
                                        and certain of GARI's officers'
                                        shares of CI, cancellation of
                                        intercompany indebtedness and the
                                        mutual release of any claims between
                                        CI and GARI.  The Company recognized
                                        a $273,261 extraordinary gain from
                                        extinguishment of debt from this
                                        transaction.

                                        Pro Forma Information

                                        The following unaudited pro forma
                                        information presents the results of
                                        operations of the Company as if the
                                        Company acquired Cheers Hotel, the
                                        Company's ownership of CI was
                                        transferred to Classic, and the sale
                                        of GAC to GARI had occurred at the
                                        beginning of fiscal 1996 and 1995.
                                        The unaudited pro forma information
                                        may not be indicative of results that
                                        would have occurred if the transfer
                                        and sale had been consummated as of
                                        those dates or of the results that
                                        may be obtained in the future.

                                        Years Ended June 30,          1996          1995
                                        ------------------------------------------------
                                        Revenues               $   923,797   $ 2,215,122
                                        Operating expenses      (2,333,705)   (3,070,556)
                                        Other expenses            (172,305)     (564,682)
                                        ------------------------------------------------
                                        Loss from continuing
                                          operations           $(1,582,213)  $(1,420,116)
                                        ================================================
                                        Loss per share of
                                          common stock from
                                          continuing
                                          operations           $      (.68)  $      (.89)
                                        ================================================

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.  Discontinued                        On June 30, 1995 (the measurement
    Operations                          date), GARI entered into an agreement
                                        to sell 100 percent of the issued and
                                        outstanding common stock of GAFN on
                                        July 21, 1995 (the disposal date) to
                                        an unrelated party for a $150,000
                                        promissory note which was paid in
                                        full during August 1995.  GAFN was an
                                        operating broker/dealer engaged in
                                        the business of securities brokerage.

                                        The estimated loss on disposal of the
                                        segment was calculated as of the
                                        measurement date and includes
                                        estimated losses from operations
                                        through the disposal date of $87,181
                                        and a loss on the sale of the net
                                        book value of GAFN of $133,153.  The
                                        following is a summary of the
                                        operations of the discontinued
                                        business segment for the year ended
                                        June 30, 1995.

                                        Year Ended June 30,               1995
                                        ---------------------------------------

                                        Revenues                   $   595,710
                                        Operating expenses          (1,040,538)
                                        ---------------------------------------

                                        Net loss                   $  (444,828)
                                        =======================================

5.  Property Held                       During fiscal 1996, the Company sold
    for Sale                            22 of its 23 condominiums located in
                                        Hilton Head, South Carolina for net
                                        proceeds of $2,244,460, of which
                                        $206,859 was unpaid as of June 30,
                                        1996.  The Company recognized a
                                        $467,147 gain from the sale.
                                        Subsequent to June 30, 1996, the
                                        Company closed on the sale of the
                                        last condo for $112,925 which will
                                        result in a gain of approximately
                                        $23,000.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6. Long-Term    Long-term debt consisted of the following:
   Debt
                June 30,                                                1996
                ---------------------------------------------------------------

                Mortgage note payable of $1,944,804,
                 collateralized by a first deed of trust
                 on the Cheers Hotel; payable in initial
                 monthly installments of principal and
                 interest of $15,834 beginning in February
                 1995; stated interest rate of 9 percent
                 from January 1, 1995 through October 31,
                 1996; interest rate adjustable annually to
                 the prime rate as quoted by the Wall Street
                 Journal plus 1.5 percent with a minimum
                 interest rate of 9 percent per annum beginning
                 November 1996 with adjustment of payment
                 amount as needed; unpaid principal and accrued
                 interest due December 1, 2008; guaranteed by
                 certain officers of the Company.                   $  1,922,265

                Mortgage note payable to BNC of $1,055,196,
                 collateralized by a second deed of trust on
                 the Cheers Hotel; interest at 7 percent with
                 principal and interest payments due monthly
                 through October 1999; beginning November 1999,
                 equal monthly installments of principal plus
                 interest at 2 percent above the most recent rate
                 according to the Federal Home Loan Bank of San
                 Francisco Monthly Weighted Average Cost of Funds
                 Index for Eleventh District Savings Institutions,
                 with certain minimums and maximums; unpaid
                 principal and accrued interest due December 1,
                 2008.                                                   800,903

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    Series A Secured Notes of up to $3,000,000;
                     interest at 10 to 12 percent per annum; interest
                     payable monthly; principal and accrued interest
                     due at maturity dates of December 31, 1996, 1997
                     or 1998; collateralized by a first priority lien
                     on the Company's office building; redeemable in
                     whole or in part at any time without premium or
                     penalty.                                         1,483,216

                    Unsecured Notes of up to $3,000,000; interest at
                     11 to 14 percent per annum; interest payable
                     monthly; principal and accrued interest due at
                     various maturity dates through June 30, 1999;
                     redeemable in whole or in part at any time
                     without premium or penalty.                      1,445,595

                    Notes payable; interest at 15% per annum;
                     interest-only payments through August 1, 1998
                     at which time all principal plus accrued
                     interest is due; collateralized by the
                     Company's Gatlinburg, Tennessee property           300,000

                     Notes payable to banks                              75,391
                    -----------------------------------------------------------

                                                                      6,027,370

                    Less current maturities                             671,232
                    -----------------------------------------------------------
                                                                     $5,356,138
                    ===========================================================

                    The Series A Secured Notes and Unsecured Notes were provided by private offering pursuant to Rule 505 under Regulation D of the Securities and Exchange Commission.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                     Future maturities of long-term debt as of June 30, 1996 are as follows:

                     Years Ending June 30,
                     -----------------------------------------------------------

                     1997                                          $  671,232
                     1998                                             864,378
                     1999                                           1,836,688
                     2000                                              54,029
                     2001                                              37,422
                     Thereafter                                     2,563,621
                     -----------------------------------------------------------

                                                                    6,027,370
                     ===========================================================

7.  Stockholders'    Common Stock
    Equity
                     The Company's common stock consists of Class A common voting stock, Class B common voting stock, and Class C common voting stock. The shares of each class of common stock have the same rights, except that the Class A and Class B shares have 1/20th of one vote for each share and the Class C shares have one vote for each share in each matter voted upon by the stockholders. In addition, holders of Class C common stock are entitled to elect a majority of the members of the Board of Directors at all times. Such stock is owned by an officer of the Company.

                     Private Offerings

                     During fiscal 1995, the Company cancelled subscription agreements for 68,336 units and related proceeds of $410,000 relating to stock sold in a private stock offering under Regulation D, Rule 505 of the Securities and Exchange Commission as of June 30, 1994. As of June 30, 1995, $96,000 remained outstanding on shares issued in connection with the subscription agreements. During fiscal 1996, 28,939 shares of Class A common stock were returned to the Company in satisfaction of the $96,000 receivable.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                     Preferred Stock

                     The Company's Series A preferred stock ("Series A preferred") consists of 4,000,000 authorized shares convertible into shares of common stock. The number of shares of common stock issuable upon conversion of each share of the Series A preferred will be equal to $10 divided by the conversion price in effect at the time of conversion. Such conversion price was initially deemed to be $5 per share and is subject to adjustment from time to time by the board of directors based upon changes in outstanding shares of the Company and upon the market value of the Company's common stock. The Company will reserve sufficient shares of common stock to meet any conversion of all of the outstanding preferred stock. In addition to the conversion feature, each share of Series A preferred will be entitled to a dividend preference of $.80 per share per annum, noncumulative, in any dividends declared in any fiscal year before any dividends are paid to any other class of stock. Dividends, to the extent declared by the board of directors will be payable monthly beginning on November 1, 1994. The Company may redeem the Series A preferred at any time, in whole or in part, at the option of the Company for cash at the redemption price of $10 per share, plus all declared but unpaid dividends to the date fixed for redemption. The Series A preferred have a liquidation value of $10 per share. In addition, whenever dividends on the outstanding Series A preferred have not been paid for a period of one year, and thereafter until the Company has paid all dividends on the outstanding Series A preferred for one consecutive year, the holders of such stock (voting as a class) shall be entitled to elect one director at the next annual meeting and at all subsequent annual meetings of the stockholders of the Company.

                     On August 30, 1994, the Company's board of directors approved to offer and sell 1,000,000 Units in a private offering of up to $10 million in Series A preferred and warrants at $10 per Unit pursuant to Regulation D, Rule 506, of the Securities and Exchange Commission. Each Unit consists of one share of Series A preferred, one Class J Warrant, one Class K Warrant and one Class L Warrant. The Class J, Class K, and Class L Warrants were exercisable to purchase one share of preferred stock for $10 per share through May 31, 1995, November 30, 1995 and May 31, 1996, respectively. The Company has provided that sixteen percent of the gross proceeds will be placed in an escrow account to pay dividends to the extent declared by the board of directors.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                     Stock Issued, Caragh

                     The Company issued 400,000 shares of Class A common stock to Caragh during August, 1995 as a deposit on the purchase of a parcel of land. Such purchase was later cancelled by mutual consent of the parties. Caragh may purchase the shares by paying $2.00 per share to the Company until December 31, 1997, at which time any non-purchased shares will be returned to the Company. In related agreements, Caragh agreed to purchase an additional 200,000 and 100,000 shares of GARI's Class A common stock for $3.20 and $2.00 per share or $840,000. GARI issued the 300,000 shares of stock to Caragh in September 1995 and has received $610,674 from Caragh towards the subscription. As of June 30, 1996, the Company had recorded a $229,326 stock subscription receivable of which all was paid subsequent to year end.

                     Employee Stock Incentive Plan

                     On March 10, 1994, the Company's board of directors adopted an employee stock incentive plan (the Plan). The Plan is a noncompensatory plan as defined by APB No. 25 and allows the issuance of incentive stock options to purchase up to 133,333 shares of Class A common stock to certain officers and managers of the Company. The purchase price of the Class A common stock underlying options granted pursuant to the Plan will not be less than 100 percent of the fair market value of the Class A common stock at the time the options are granted. Furthermore, no options may be granted under the Plan to an employee who, immediately after such option is granted, owns stock possessing more than five percent of the total combined voting power or value of all classes of stock of the Company.

                     No stock options have been granted under the Plan.

                     Other Stock Options

                     On February 2, 1996, the Company granted stock options to an officer of the Company to purchase 200,000 shares of the Company's Class A common stock at an exercise price of $3.50 per share. The stock options expire on January 1, 2003. Twenty-five percent of the stock options vest on October 1, 1996 and an additional twenty-five percent vest every year thereafter. Subsequent to June 30, 1996, the Company terminated its service agreement with the officer and the officer forfeited all but 50,000 of the stock options.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                     On February 15, 1996, the Company granted stock options to the president of the Company to purchase 7,600,000 shares of the Company's Class C common stock at an exercise price of $2.01 per share. The stock options expire on June 30, 2016. Nine percent of the stock options vested on June 30, 1996 and an additional nine percent vest every year thereafter.

                     Grant                 Expiration       Exercise    Options    Options
                     Date                     Date           Price      Granted    Vested
                     -----------------------------------------------------------------------
                     February  2, 1996   January 1, 2003    $  3.50      200,000          -
                     February 15, 1996    June 30, 2016     $  2.01    7,600,000    690,909
                     -----------------------------------------------------------------------
                     Options outstanding, June 30, 1996                7,800,000    690,909
                     =======================================================================


8.  Income           The Company has no tax provision for the years ended June
    Taxes            30, 1996 and 1995 as the Company has losses in both of
                     those years.

                     The tax effect on components of the net deferred tax asset is as follows:

                     June 30,                                                        1996
                     -----------------------------------------------------------------------

                     Net operating loss carryforwards                           $ 1,660,000
                     Basis of property and
                      equipment                                                     (66,000)
                     -----------------------------------------------------------------------

                                                                                  1,594,000
                     Valuation allowance                                         (1,594,000)
                     -----------------------------------------------------------------------

                     Net deferred tax asset                                     $       -0-
                     =======================================================================

                     A 100 percent valuation allowance has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized. During the year ended June 30, 1996 the Company's valuation allowance for the net deferred tax asset increased by $484,000.

                     At June 30, 1996, the Company had available net operating loss carryforwards of approximately $4,426,000 for income tax reporting purposes. The net operating loss carryforwards expire through 2011. These carryforwards are subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 9. Related Party     Stockholder Benefit
    Transactions
                      The Company provides certain benefits to its stockholders.
                      The benefits are summarized below:

                      Every stockholder of 1,000 shares or more of common stock or preferred stock shall have the right to purchase a coupon which shall entitle that stockholder up to six consecutive night's lodging per 1,000 shares owned per year in any one of the Company's hotel properties for the cost of cleaning ($49) for as long as that stockholder holds the shares.

                      Every stockholder of 2,000 shares or more of common stock or preferred stock shall have the right to purchase a coupon which shall entitle that stockholder up to six consecutive night's lodging per 2,000 shares owned per year in any of the Company's resort rental properties or hotel properties for the cost of cleaning ($49) for as long as that stockholder holds the shares.

                      The Company rents the properties to stockholders subject to availability.

10. Commitments       Operating Leases
    and
    Contingencies     The Company leases equipment under noncancelable operating leases which expire through February 2001. Future minimum lease payments are as follows:

                      Years Ending June 30,
                      ---------------------------------------------------------
                      1997                                             $ 54,600
                      1998                                               53,000
                      1999                                               48,900
                      2000                                               41,300
                      2001                                               14,100
                      ---------------------------------------------------------
                                                                       $211,900
                      =========================================================

                      Rent expense during the years ended June 30, 1996 and 1995 on all operating leases was approximately $20,800 and $15,700.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                     Lease Agreement

                     On January 20, 1995, the Company entered into an agreement to lease the casino and cabaret operations located within the Cheers Hotel to BNC for a period of two years. BNC has agreed to pay rent of $15,000 per month to the Company and to be responsible for all revenues and operating costs associated with the casino and cabaret with the exception of utilities, real property taxes, real property insurance premiums and expenses to maintain or repair the leasehold structure. On July 1, 1995, the Company and BNC agreed to eliminate the cabaret operations from the lease agreement and to reduce the monthly payment to $7,500. For the years ended June 30, 1996 and 1995, the Company recognized $90,000 and $80,500 in lease income.

                     License Agreement

                     The Company entered into a license agreement with Ramada Franchise Systems, Inc. ("Ramada") in April 1995 whereby the Company's hotel in Reno, Nevada would be allowed to operate as a Ramada Inn. This license agreement became effective on March 5, 1996 and terminates March 4, 2001. The Company is required to pay Ramada 4% of the monthly gross room revenue. For the year ended June 30, 1996, the Company's royalty expense was not significant.

                     Legal Proceedings

                     The Company has been named as a defendant in various legal actions for which the claimants are seeking actual damages in excess of $3,150,000. The Company believes the allegations are without merit and intends to defend the actions vigorously. In view of the state of the litigations, management and counsel of the Company are unable to determine the outcome of the actions or estimate the amount of loss, if any. In addition, management and counsel of the Company are unable to determine what effect these legal actions will have on the Company. Accordingly, no provision for any liability that may result has been reflected in the accompanying financial statements.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11. Significant      In October 1994, the Company entered into an agreement to
    Customer         sell a total of 240,000 airline cards to Golden Hollywood
                     Company, Limited ("Golden"), a Hong Kong Corporation, granting Golden the exclusive right to market the Company's airline card in Asia and other territories. Golden agreed to purchase the cards for $5 each and pay the Company quarterly over a twelve-month period with the first
                     $300,000 purchase being September 30, 1994. Golden paid
                     $723,000 of the $1,200,000 due under the agreement and the Company wrote-off the remaining amount due under the contract since collection was uncertain. For the year ended
                     June 30, 1995, the Company recorded travel card sales of $1,200,000 relating to the contract. There are no assurances that similar contracts will be entered into by the Company in the future.

12. Issuance of      CI made the following direct issuances of its common
    Stock by         stock during the year ended June 30, 1995:
    Subsidiary
                     Issuance of 270,000 shares of Class A common stock valued at $293,077 for an investment in land located in Ireland.
                     The land was subsequently transferred to GARI at historical cost plus an acquisition fee of approximately $50,000. See
                     Note 2.

                     Issuance of 1,230,000 shares of Class A common stock as a deposit on an additional tract of land in Ireland. As discussed in Note 2, 1,050,000 of the shares were returned and cancelled in November 1995 and the remaining 180,000 shares are subscribed for $2.67 per share.

                     There were no transaction gains or losses in connection with the above share issuances.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.  Supplemental     The following is a summary of non-cash investing and
    Disclosures      financing activities:
    for the
    Statements of    Years Ended June 30,                       1996       1995
    Cash Flows       -----------------------------------------------------------

                     Sales of property and equipment held
                      for sale for note receivable          $206,859  $        -

                     Issuance of Class A common stock
                      for subscription receivable           $229,326  $        -

                     Issuance of common stock in
                      settlement of liabilities             $ 71,480  $        -

                     Acquisition of property and
                      equipment through mortgage
                      notes payable                         $      -  $3,000,000

                     Acquisition of property
                      through issuance of Class
                      A common stock                        $      -  $   59,009

                     Subsidiary's stock
                      issued for land                       $      -  $  293,007

                     Gain recognized on sale
                      of subsidiary's stock                 $      -  $   62,110

                     Stock subscription
                      receivable offset against
                      Class A common stock                  $      -  $   91,334

                     Issuance of Class A
                      common stock due to be
                      issued as of June 30, 1994            $      -  $  399,469
                     ===========================================================

                     For the years ended June 30, 1996 and 1995, the Company paid interest of $506,319 and $293,919.

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14. Segment        The reportable industry segments are as follows:
    Information
                   GARI, GAROF and GAHR are in the business of real estate rental operations and GARI is responsible for the management of the operations and its subsidiaries.

                   GATN is in the business of travel card sales and travel agency. For the year ended June 30, 1996, GATN's business activities were not significant and therefore is not a reportable industry segment.

                   The desegregated information about the Company's industry segments as of and for the year ended June 30, 1995 is as follows:

                                   Real Estate      Travel Card and      Eliminating       Consolidated
                                      Rental        Travel Agency          Entries           Totals
-------------------------------------------------------------------------------------------------------
Revenue                            $   732,963         $1,220,368        $         -        $1,953,331

Operating loss                     $  (928,427)        $  359,040        $  (146,266)       $ (715,653)

Identifiable assets                $11,145,153         $  351,360        $(2,715,388)       $8,781,125

Depreciation and amortization      $   216,102         $   42,616        $    (2,003)       $  256,715

Property and equipment
additions                          $ 4,457,993         $        -        $  (187,500)       $4,270,493
=======================================================================================================

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

15. Subsequent      Land Purchase
    Events
                    During September 1996, the Company formed a wholly-owned subsidiary, Palisade Pointe Estates, Inc. ("Palisade"), a
                    Georgia corporation. On October 31, 1996, Palisade purchased
                    109 acres in Kula, Hawaii for $172,000 in cash and $833,000 mortgage note payable.

                    Preferred Stock Offering

                    During September 1996, through GAROF, the Company formed a wholly-owned subsidiary, Gold Coast Security Trust Properties, Inc. ("Gold Coast"), a Florida corporation. In a private placement, Gold Coast offered to sell 1,000 shares of its Class A 20% cumulative participating preferred shares for $1,000 per share. Through the date of the auditors' report, Gold Coast sold 938 shares for gross proceeds of approximately $934,000.

16. Events          On May 1, 1997, Gold Coast acquired 80 percent of the issued
    (Unaudited)     and outstanding common stock of Jacjon, Inc. ("Jacjon"), a
    Subsequent      Florida corporation. The remaining 20% of the issued and
    to the Date     outstanding common stock of Jacjon was acquired by an
    of the Report   outside investor. The purchase price was $1,188,590 in cash, of Independent  $3,233,091 in mortgage and notes payable and $480,122 in
    Certified       acquisition costs. Jacjon owns the Vero Beach Days Inn,
    Public          Super 8 and Poor Man's Castle Restaurant. The acquisition
    Accountants     was recorded using the purchase method of accounting by
                    which the assets are valued at fair market value at the date of acquisition. The purchase price allocation is as follows:

                    -----------------------------------------------------------
                    Buildings                                        $3,840,000
                    Land                                                680,000
                    Furniture, fixtures and equipment                   280,000
                    Other assets                                        101,803
                    -----------------------------------------------------------
                    Total purchase price                             $4,901,803
                    ===========================================================

                                                                  GREAT AMERICAN
                                                          HOTELS & RESORTS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                     In June 1997, the Company formed a majority owned subsidiary, Orlando Security Trust, Ltd. ("Orlando"). The Company owns 74.25% of the limited partners' interest and 100% of the general partner's interest for a total ownership percentage of 75.25%. On June 27, 1997, Orlando purchased 100% of ASIG, Inc., the sole corporate owner of the Ramada Limited, Universal Studios, Orlando, Florida. The purchase price was $451,016 in cash, $350,000 in note payable and $242,789 in acquisition costs. This acquisition was recorded using the purchase method of accounting by which the assets are valued at fair market value at the date of acquisition. The purchase price allocation is as follows:

                     ----------------------------------------------------------
                     Building                                       $ 2,025,116
                     Land                                               354,263
                     Furniture, fixtures and equipment                  264,375
                     Other assets                                        29,702
                     ----------------------------------------------------------
                                                                      2,673,456
                     Less:
                       Mortgage note payable                          1,629,651
                     ----------------------------------------------------------
                     Total purchase price                           $ 1,043,805
                     ==========================================================

                     The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisitions had occurred at the beginning of fiscal 1996. The audited pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchases been effected on the date indicated or of the results which may be obtained in the future.

                     Year ended June 30,                                  1996
                     ----------------------------------------------------------
                     Revenues                                       $ 4,206,153
                     Operating expenses                              (4,645,899)
                     Other expenses                                    (640,717)
                     Minority interest in income of
                       consolidated subsidiaries                        (25,699)
                     ----------------------------------------------------------
                     Loss from operations                           $(1,106,162)
                     ==========================================================
                     Loss per share of common stock
                       from operations                              $      (.49)
                     ==========================================================