Form 10QSB
period 1996-09-30
GREAT AMERICAN HOTELS & RESORTS INC
filed 1998-04-16
CIK 879586

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washimgton, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the Quarterly Period Ended September 30, 1996.

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                             Yes         No    X
                                --------   --------

      The registrant had 3,510,571 shares of common stock outstanding as of February 28, 1998.

           GREAT AMERICAN HOTELS AND RESORTS, INC. AND SUBSIDIARIES

                                     INDEX

Part I.  Financial Information                                                            Page No.
                                                                                          --------
         Item 1.         Condensed Consolidated Financial Statements

                         Consolidated Balance Sheets --                                     3
                         September 30, 1996 (unaudited) and June 30, 1996

                         Consolidated Statements of Income --                               5
                         Three Months Ended September 30, 1996 (unaudited) and 1995

                         Consolidated Statements of Cash Flow --                            6
                         Three Months Ended September 30, 1996 (unaudited) and 1995

                         Notes to Consolidated Financial Statements                         8

         Item 2.         Management's Discussion and Analysis of Financial Condition        10
                         And Results of Operations

Part II. Other Information

         Item 1.         Legal Proceedings                                                  10

         Item 2.         Changes in Securities                                              10

         Item 3.         Defaults Upon Senior Securities                                   11

         Item 4.         Submission of Matters to a Vote of Security Holders                11

         Item 5.         Other Information                                                  11

         Item 6.         Exhibits and Reports on Form 8-K                                   11


                         Signatures                                                         12


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

            GREAT AMERICAN HOTELS & RESORTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               September 30, 1996 (unaudited) and June 30, 1996

                                             September 30, 1996   June 30, 1996
                                             ------------------   -------------
ASSETS
Current Assets:
     Cash and cash equivalents                       $  245,021      $  513,199
     Restricted cash                                          0          38,188
     Note receivable                                          0         206,859
     Stock subscription receivable                      229,326         229,326
     Deposits                                                 0         236,601
     Accounts receivable                                157,205          43,436
     Property and equipment held for sale                     0          89,730
                                             ------------------   -------------
TOTAL CURRENT ASSETS                                    631,552       1,357,339

Property and Equipment:
     Land                                             1,981,066         884,981
     Resort rental units                              4,544,925       4,440,030
     Furniture and equipment                            605,935         599,925
     Office building and improvements                   441,715         441,715
                                             ------------------   -------------

     Accumulated depreciation                          (506,901)       (441,142)
                                             ------------------   -------------

NET PROPERTY AND EQUIPMENT                            7,066,740       5,925,509

Other assets:
     Deferred acquisition costs                         573,324         513,322
     Debt issue costs, net                              120,300         139,866
     Prepayments and deposits                             4,628           8,817
                                             ------------------   -------------
TOTAL OTHER ASSETS                                      698,252         662,005
                                             ------------------   -------------
     TOTAL ASSETS                                    $8,396,544      $7,944,853
                                             ------------------   -------------

            GREAT AMERICAN HOTELS & RESORTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               September 30, 1996 (unaudited) and June 30, 1996

                                                    September 30, 1996   June 30, 1996
                                                    ------------------   -------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                      $   424,724     $   288,714
     Accrued expenses                                           59,107         112,593
     Common stock to be issued                                 180,579               0
     Current maturities of long term debt                      780,403         671,232
                                                    ------------------     -----------
TOTAL CURRENT LIABILITIES                                    1,444,813       1,072,539

Long term debt less current maturities                       6,053,695       5,356,138
                                                     -----------------     -----------
TOTAL LIABILITIES                                          $ 7,498,508     $ 6,428,677
                                                     -----------------     -----------
Stockholders' equity:
Preferred stock, no par value,
     16,000,000 shares authorized, none issued                      --              --
Series A preferred stock, no par value,
     4,000,000 shares authorized, 81,000 issued
     and outstanding, liquidation value of
     $10 per share                                             761,935         766,680
Common stock Class A, no par value,
     20,000,000 shares authorized, 2,623,519
     issued, 2,598,515 outstanding                           5,569,181       5,565,538
Common stock Class B, no par value,
     10,000,000 shares authorized, none issued                      --              --
Common stock Class C, no par value,
     2,000,000 shares authorized, 200,000 issued
     and outstanding                                               100             100
Treasury stock, 25,004 shares, at cost                              --              --
Additional paid in capital                                     250,875         211,875
Accumulated deficit                                         (5,684,055)     (5,028,017)
                                                        --------------      ----------
 TOTAL STOCKHOLDERS' EQUITY                                    898,036       1,516,176
                                                        --------------      ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $ 8,396,544     $ 7,944,853
                                                        --------------     -----------

            GREAT AMERICAN HOTELS & RESORTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
      For the Three Months Ended September 30, 1996 (unaudited) and 1995

                                    Three months ended   Three months ended
                                    September 30, 1996   September 30, 1995
                                    ------------------   ------------------
REVENUES
     Rental                             $  246,959           $  231,815
     Travel agency                          28,158                6,169
     Other income                           18,031               24,291
                                        ----------           ----------
                                           293,148              262,275

OPERATING EXPENSES
     Rental                                309,191              230,042
     Travel agency                          28,746               (1,134)
     Salaries & wages *                     61,870               36,900
     General & administrative *            238,163              325,437
     Depreciation & amortization            85,381               45,301
                                        ----------           ----------
                                           723,351              636,546

INCOME (LOSS) FROM OPERATIONS             (430,203)            (374,271)

GAIN (LOSS) ON THE SALE
OF PROPERTY                                (70,751)              52,074

OTHER INCOME (EXPENSE)                           0                    0

MINORITY INTEREST IN LOSS
OF CONSOLIDATED SUBSIDIARY                       0               32,719

INTEREST INCOME (EXPENSE)                 (139,860)            (153,406)
                                        ----------           ----------
NET INCOME (LOSS)                        ($640,814)           ($442,884)
                                        ----------           ----------
NET INCOME (LOSS) PER SHARE
OF COMMON STOCK                             ($0.24)              ($0.27)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
DURING PERIOD                            2,684,999            1,660,990



     * Excludes travel agency

            GREAT AMERICAN HOTELS & RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASHFLOW
      For the Three Months Ended September 30, 1996 (unaudited) and 1995

                                                       Three months ended   Three months ended
                                                       September 30, 1996   September 30, 1995
                                                       ------------------   ------------------
OPERATING ACTIVITIES:
     Net loss                                               ($640,814)          ($442,884)
     Adjustments to reconcile net loss to
     cash used by operating activities:
       Depreciation and amortization                           85,381              45,301
       Stock issued for services and settlements               12,643                  --
       Minority interest in loss of
         Consolidated subsidiary                                   --              32,719
       Loss on the sale of property held for sale              70,751                  --
     Changes in operating assets and liabilities:
       (Inc) dec. in accounts receivable                       93,090             (18,170)
       (Inc) dec. in prepaid and other                         19,566              (6,958)
       (Inc) dec. in accounts payable                         136,010              42,414
       (Inc) dec. in accrued expenses                         (53,486)             24,235
                                                           ----------           ---------
     NET CASH USED IN
     OPERATING ACTIVITIES                                    (276,859)           (323,343)

INVESTING ACTIVITIES:
     Purchase and construction of property
       and equipment                                       (1,206,990)            (80,949)
     Proceeds from sale of property and
       equipment held for sale                                     21              43,578
     Payment of organization costs                                 --                (655)
     Payment of advances receivable                                --            (249,000)
     Proceeds (payments) on deposits                          180,790             (82,585)
                                                           ----------           ---------
     NET CASH USED IN
     INVESTING ACTIVITIES                                  (1,026,179)           (369,611)

            GREAT AMERICAN HOTELS & RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASHFLOW
      For the Three Months Ended September 30, 1996 (unaudited) and 1995


                                                     Three months ended   Three months ended
                                                     September 30, 1996   September 30, 1995
                                                     ------------------   ------------------
FINANCING ACTIVITIES:
     Change in restricted cash                               38,188              (6,292)
     Proceeds from mortgage notes payable and
       long term debt, net of debt-issue costs              900,500                  --
     Principal payments on mortgage notes
       payable and long term debt                           (93,772)           (339,896)
     Proceeds from issuance of Series A Preferred
       Stock, net of issue costs                                 --              41,945
     Proceeds from issuance of Class A Common
       Stock, net of issue costs                            184,222                  --
     Proceeds from subscription receivable                       --                  --
     Increase in subscriptions receivable                        --             382,500
     Other                                                    5,722             (10,020)
                                                         ----------            --------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                 1,034,860              68,237

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                  (268,178)           (624,717)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                    513,199             604,923
                                                         ----------            --------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                       $  245,021            ($19,794)
                                                         ----------            --------

            GREAT AMERICAN HOTELS & RESORTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996 (unaudited)

1.  PRESENTATION OF INTERIM FINANCIAL INFORMATION

    In the opinion of the management of Great American Hotels & Resorts, Inc. and subsidiaries (the "Company"), the accompanying "unaudited" consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1996, and the results of operations for the three months ended September 30, 1996 and 1995, and cash flows for the three months ended September 30, 1996 and 1995. Interim results are not necessarily indicative of results for a full year.

    The condensed consolidated financial statements and notes are presented as permitted by Form 10Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended June 30, 1996.

2.  ORGANIZATION

    Great American Hotels & Resorts, Inc. ("GAR") was incorporated under the laws of the State of Georgia on July 29, 1991. The Company was formed for the purpose of engaging in the business of purchasing, developing and managing properties in the overnight resort rental market in areas throughout the world.

    The accompanying financial statements include the accounts of Great American Hotels & Resorts, Inc. and its six wholly owned subsidiaries: Great American Honeymoon Resorts, Inc., Great American Travel Network, Inc., Great American Resorts of Florida, Inc., Great American Casinos, Inc., Great American Resorts of Biloxi, Inc. and Gold Coast Security Trust Properties, Inc. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS--For purposes of the statements, the Company considers all money market accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    PROPERTY AND EQUIPMENT--Property, improvements and equipment are recorded at cost. Expenses for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon the sale or other retirement of depreciated property, the costs and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

    Depreciation is provided using the straight line and accelerated methods based upon the useful lives of the depreciable assets ranging from five to thirty nine years.

    DEFERRED ACQUISITION COSTS--Deferred acquisition costs include professional fees and other direct costs related to the evaluation of prospective property acquisitions. If the acquisitions are completed, the costs are included as property costs. If a prospective property is not acquired, the costs are expensed.

    DEBT ISSUE COSTS--Debt issue costs represent the direct costs of issuing debt securities. These costs are amortized over the term of the related debt.

    INCOME TAXES--The Company accounts for incomes taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

    NET LOSS PER SHARE OF COMMON STOCK--Net loss per share is computed by dividing the net loss after deducting preferred stock dividends for the period by the weighted average number of shares of common stock outstanding during the period.

4.  STOCK SUBSCRIPTION RECEIVABLE

    The Company issued 400,000 shares of Class A common stock to Caragh Holdings during August 1995 as a deposit on the purchase of a parcel of land. Such purchase was later cancelled by mutual consent of the parties. Caragh Holdings may purchase the shares by paying $2.00 per share to the Company until December 31, 1997, at which time any non-purchased shares will be returned to the Company. In related agreements, Caragh Holdings agreed to purchase an additional 300,000 shares of Class A common stock, 200,000 for $3.20 per share and 100,000 for $2.00 per share or $840,000. The Company issued the 300,000 shares of stock to Caragh Holdings in September 1995 and has received $610,674 from Caragh Holdings towards the subscription. As of September 30, 1996, the Company had recorded a $229,326 stock subscription receivable.

5.  SUBSEQUENT EVENTS

    During September 1996, the Company formed a wholly owned subsidiary, Gold Coast Security Trust Properties, Inc. ("Gold Coast"), a Florida corporation. In a private placement, Gold Coast offered to sell 1,000 shares of its Class A 20% cumulative participating preferred shares for $1,000 per share. Through February 28, 1998, Gold Coast had sold 940 shares for gross proceeds of approximately $939,768.

    On May 1, 1997, Gold Coast acquired a 65% interest in the issued and outstanding stock of Jacjon, Inc. ("Jacjon"), a Florida corporation. The remaining 35% interest was acquired by an outside investor. The purchase price was $1,261,617 in cash, $3,233,090 in mortgage and notes payable and $396,000 in acquisition costs. Jacjon owns the 229 room Days Inn / Super 8 and the attached restaurant in Vero Beach, Florida. The acquisition was recorded using the purchase method of accounting by which the assets are valued at fair market value at the date of acquisition. The purchase price allocation is as follows:

     Land                         $  671,347
     Buildings                     3,790,246
     Furniture, fixtures, etc.       276,214
     Other assets                    152,900
                                  ----------
                                  $4,890,707

    In June 1997, the Company formed a majority owned subsidiary, Orlando Security Trust, Ltd. ("Orlando"). The Company owns 74.25% of the limited partner interest and 100% of the general partner interest for a total ownership percentage of 75.25%. On June 27, 1997, Orlando purchased 100% of the issued and outstanding shares of ASIG, Inc. ("ASIG"), a Florida corporation. ASIG owns the 56 room Ramada Limited in Orlando, Florida. The purchase price was $479,388 in cash, $1,979,651 in mortgage and notes payable and $242,789 in acquisition costs. The acquisition was recorded using the purchase method of accounting by which the assets are valued at fair market value at the date of acquisition. The purchase price allocation is as follows:

     Land                         $  354,263
     Buildings                     2,025,116
     Furniture, fixtures, etc.       264,375
     Other assets                     58,074
                                   ---------
                                  $2,701,828

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at September 30, 1996 was a deficit of ($813,261) as compared to a surplus of $284,800 for the year ended June 30, 1996. Contributing to the reduction working capital was the Company's net loss for the period of ($640,814) which was only partially offset by other factors affecting working capital, accounts receivable, accounts payable, deposits, etc. In addition, during September 1996, the Company purchased land in Hawaii, which required a cash outlay of approximately $160,000 and resulted in an increase of current debt of $167,000. The Company anticipates having to raise additional funds through private securities offerings to finance its operations, meet delinquent obligations (See Part II, Item 3, Defaults Upon Senior Securities) and carry out its business plan, which includes future acquisitions.

RESULTS OF OPERATIONS

     For the quarter ended September 30, 1996, the Company incurred losses from continuing operations of ($570,063) and a loss on sale of property of ($70,751) for a total net loss of ($640,814). Rental revenues totaled $246,959, an increase of 6.5% over the prior year. Though the Company lost room-nights as a result of the sale of the Hilton Head cottages, renovations in Reno were moving toward completion adding capacity in the hotel. The Company continues to recognize operating losses from the Reno property and is currently making changes to management, marketing strategies and other areas in an attempt to enhance the performance of the hotel. Salaries and wages increased significantly over prior year as the Company employed two professionals to assist with future acquisitions. Depreciation expense increased as a result of new depreciation charges on the completed renovations to the Reno property.


                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On November 17, 1995, RRR, INC. d/b/a MAXimum Resort Rentals, Inc., filed a lawsuit in the Beauford County, South Carolina against the Company. The plaintiff was retained by the Company to manage the Company's cottages (sold fiscal 1996) located in Hilton Head, South Carolina. The lawsuit alleges that the Company breached its agreement with the plaintiff when the Company entered into agreements to sell the cottages. The lawsuit seeks actual damages of $3,000,000 plus unspecified punitive damages. The Company believes this lawsuit is without merit and intends to defend it vigorously. The Company is currently in the deposition process and expects the matter to go to trial within the next 90 days. The Company has counterclaimed for $110,000.


ITEM 2 - CHANGES IN SECURITIES

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     As of February 28, 1998, the Company was delinquent on interest payments amounting to $155,994, dividend payments on preferred stock of $180,410 and principal payments on notes to individuals totaling $924,549.


      Due Date      Principal Obligation
      --------      --------------------
      06/30/96            $ 11,000
      02/06/97              20,000
      03/17/97               6,000
      04/04/97              63,000
      05/31/97              23,000
      06/30/97              94,333
      08/30/97              12,000
      12/01/97              20,000
      12/31/97             523,216
      01/31/98             142,000
      02/16/98              10,000
                          --------
     Total                $924,549
                          --------

     The Company intends to renegotiate all past due amounts. The Company has successfully negotiated with several of the individual noteholders to extend and arrange payment plans.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5 - OTHER INFORMATION

     None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits - None.

     The Company did not file any reports on form 8-K during the quarter ended September 30, 1996.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GREAT AMERICAN HOTELS AND RESORTS, INC.


Date:                                   By:
      -------------------                  ------------------------------------
                                           Edward L. Bates, President


Date:                                   By:
       ------------------                  -------------------------------------
                                           David T. Potts, Chief Operating
                                             Officer


Date:                                    By:
       ------------------                   ------------------------------------
                                            Rob A. Turner, Chief Financial
                                              Officer