Form 10QSB
period 1996-12-31
GREAT AMERICAN HOTELS & RESORTS INC
filed 1998-05-08
CIK 879586

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the Quarterly Period Ended December 31, 1996

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                             Yes [_]      No [X]

     The registrant had 3,510,571 shares of common stock outstanding as of February 28, 1998.

           GREAT AMERICAN HOTELS AND RESORTS, INC. AND SUBSIDIARIES

                                     INDEX


Part I.   Financial Information                                         Page No.
                                                                        --------
          Item 1. Condensed Consolidated Financial Statements

                  Consolidated Balance Sheets-                                 3
                  December 31, 1996 (unaudited) and June 30, 1996

                  Consolidated Statements of Income-                           5
                  Three and Six Months Ended December 31, 1996 (unaudited) and 1995

                  Consolidated Statements of Cash Flow-                        6
                  Three and Six Months Ended December 31, 1996 (unaudited) and 1995

                  Notes to Consolidated Financial Statements                   8

          Item 2. Management's Discussion and Analysis of Financial           10
                  Condition And Results of Operations


Part II.  Other Information

          Item 1. Legal Proceedings                                           10

          Item 2. Changes in Securities                                       10

          Item 3. Defaults Upon Senior Securities                             11

          Item 4. Submission of Matters to a Vote of Security Holders         11

          Item 5. Other Information                                           11

          Item 6. Exhibits and Reports on Form 8-K                            11


                  Signatures                                                  12

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

            GREAT AMERICAN HOTELS & RESORTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                December 31, 1996 (unaudited) and June 30, 1996

     (In thousands, except per share data)


                                          December 31, 1996   June 30, 1996
                                          -----------------   -------------
ASSETS
Current Assets:
  Cash and cash equivalents                          $  244          $  513
  Restricted cash                                         0              38
  Note receivable                                         0             207
  Stock subscription receivable                         364             229
  Due from shareholder                                   33               0
  Accounts receivable                                    58              44
  Deposits                                              150             237
  Property and equipment held for sale                    0              89
                                                     ------          ------
TOTAL CURRENT ASSETS                                    849           1,357

Property and Equipment:
  Land                                                1,981             884
  Resort rental units                                 4,554           4,442
  Furniture and equipment                               611             599
  Office building and improvements                      441             441
                                                     ------          ------
  Accumulated depreciation                             (573)           (441)
                                                     ------          ------
NET PROPERTY AND EQUIPMENT                            7,014           5,925

Other assets:
  Deferred acquisition costs                            433             514
  Debt issue costs, net                                 100             139
  Due from affiliate                                    179               0
  Prepayments and deposits                                6               9
                                                     ------          ------
TOTAL OTHER ASSETS                                      718             662
                                                     ------          ------
  TOTAL ASSETS                                       $8,581          $7,944
                                                     ------          ------

            GREAT AMERICAN HOTELS & RESORTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                December 31, 1996 (unaudited) and June 30, 1996

     (In thousands, except per share data)

                                          December 31, 1996  June 30, 1996
                                          -----------------  -------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   $  245         $  288
  Accrued expenses                                       90            113
  Common stock to be issued                             548              0
  Current maturities of long term debt                1,299            671
                                                     ------         ------
TOTAL CURRENT LIABILITIES                             2,182          1,072

Long term debt less current maturities                5,560          5,356
                                                     ------         ------
TOTAL LIABILITIES                                     7,742          6,428
                                                     ------         ------

MINORITY INTEREST                                       394              0
                                                     ------         ------

Stockholders' equity:
Preferred stock, no par value,
  16,000,000 shares authorized, none issued              --              --
Series A preferred stock, no par value,
  4,000,000 shares authorized, 81,000 issued
  and outstanding, liquidation value of
  $10 per share                                         754             766
Common stock Class A, no par value,
  20,000,000 shares authorized, 2,623,519
  issued, 2,598,515 outstanding                       5,569           5,565
Common stock Class B, no par value,
  10,000,000 shares authorized, none issued              --              --
Common stock Class C, no par value,
  2,000,000 shares authorized, 200,000 issued
  and outstanding                                         1               1
Treasury stock, 25,004 shares, at cost                   --              --
Additional paid in capital                              260             211
Accumulated deficit                                  (6,139)         (5,027)
                                                     ------          ------
TOTAL STOCKHOLDERS' EQUITY                              445           1,516
                                                     ------          ------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $8,581          $7,944
                                                     ------          ------

            GREAT AMERICAN HOTELS & RESORTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
   For the Three and Six Months Ended December 31, 1996 (unaudited) and 1995

(In thousands, except share data)
                                  Three months ended             Six months ended
                                     December 31,                   December 31,
                                  ------------------           -----------------------
                                  1996          1995           1996               1995
                                  ----          ----           ----               ----
REVENUES
  Rental                        $  142         $  172         $  390             $  404
  Travel Agency                     13              4             41                 10
  Other Income                      23             21             41                 45
                                ------         ------         ------             ------
                                   178            197            472                459

OPERATING EXPENSES
  Rental                           242            288            551                517
  Travel agency                     14             15             43                 14
  Salaries & wages                  40             19            102                 56
  General & administrative         127            110            366                436
  Depreciation & amortization       83             45            168                 91
                                ------         ------         ------             ------
                                   506            477          1,230              1,114

LOSS FROM OPERATIONS              (328)          (280)          (758)              (655)

GAIN (LOSS) ON THE
SALE OF PREOPERTY                   11             14            (60)                66

OTHER INCOME (EXPENSE)               0            (33)             0                (33)

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARY              0             28              0                 (5)

INTEREST EXPENSE                  (138)          (145)          (278)              (298)
                                ------         ------         ------             ------

NET INCOME (LOSS)               $ (455)        $ (416)        $(1,096)           $ (925)
                                ------         ------         ------             ------
NET INCOME (LOSS) PER
SHARE OF COMMON STOCK           $(0.17)        $(0.17)        $ (0.42)           $(0.43)

WEIGHTED AVERAGE NUMBER          2,625          2,464           2,655             2,168
OF COMMON SHARES
OUTSTANDING DURING PERIOD


            GREAT AMERICAN HOTELS & RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASHFLOW
        For the Six Months Ended December 31, 1996 (unaudited) and 1995

     (In thousands, except share data)

                                                      Six months ended    Six months ended
                                                     December 31, 1996   December 31, 1995
                                                     -----------------   -----------------
OPERATING ACTIVITIES:
  Net loss                                                     $(1,096)              $(925)
  Adjustments to reconcile net loss to
  cash used by operating activities:
     Depreciation and amortization                                 168                  91
     Stock issued for services and settlements                      23                  31
     Minority interest in loss of
     consolidated subsidiary                                         0                   5
     Loss on the sale of property held for sale                     60                  --
     Net cash required by discontinued operations                   --                 (55)
  Changes in operating assets and liabilities:
     (Inc) dec in accounts receivable                              160                  (6)
     (Inc) dec in prepaid and other                                  5                  (2)
     (Inc) dec in due from affiliates                             (180)                 --
     (Inc) dec in accounts payable                                 (43)                 16
     (Inc) dec in accrued expenses                                 (25)                (46)
                                                               -------               -----
  NET CASH USED IN
  OPERATING ACTIVITIES                                            (928)               (891)

INVESTING ACTIVITIES:
  Purchase and construction of property
     and equipment                                              (1,221)               (269)
  Proceeds from sale of property and
     equipment held for sale                                        45                 151
  Payment of organization costs                                     --                  (1)
  Payment of advances receivable                                    --                (248)
  Proceeds (payments) on deposits                                  167                (121)
                                                               -------               -----
  NET CASH USED IN
  INVESTING ACTIVITIES                                          (1,009)               (488)

            GREAT AMERICAN HOTELS & RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASHFLOW
        For the Six Months Ended December 31, 1996 (unaudited) and 1995

  (In thousands, except share data)

                                                   Six months ended    Six months ended
                                                  December 31, 1996   December 31, 1995
                                                  -----------------   -----------------
FINANCING ACTIVITIES:
  Change in restricted cash                                      38                  (6)
  Proceeds from mortgage notes payable and
     long term debt, net of debt-issue costs                    933                  --
  Principal payments on mortgage notes
     payable and long term debt                                (101)               (296)
  Proceeds from issuance of Series A Preferred
     Stock, net of issue costs                                   --                  42
  Proceeds from issuance of Class A Common
     Stock, net of issue costs                                  529                 396
  Proceeds from issuance of Class A 20%
     Cumulative Preferred Participating
     Stock, net of issue costs                                  381                  --
  Proceeds from subscription receivable                         215                 506
  Increase in subscriptions receivable                         (350)                 --
  Other                                                          24                  45
                                                            -------               -----
  NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                        1,669                 687

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                         (268)               (692)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                           513                 605
                                                            -------               -----
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                             $   245               $ (87)
                                                            -------               -----

            GREAT AMERICAN HOTELS & RESORTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996 (unaudited)

1.   PRESENTATION OF INTERIM FINANCIAL INFORMATION

     In the opinion of the management of Great American Hotels & Resorts, Inc. and subsidiaries (the "Company"), the accompanying "unaudited" condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 1996, and the results of operations for the three months and six months ended December 31, 1996 and 1995, and cash flows for the six months ended December 31, 1996 and 1995. Interim results are not necessarily indicative of results for a full year.

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

     The accompanying financial statements include the accounts of Great American Hotels & Resorts, Inc. and its six subsidiaries: Great American Honeymoon Resorts, Inc., Great American Travel Network, Inc., Great American Resorts of Florida, Inc., Great American Casinos, Inc., Great American Resorts of Biloxi, Inc. and Gold Coast Security Trust Properties, Inc. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS - For purposes of the statements, the Company considers all money market accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     PROPERTY AND EQUIPMENT - Property, improvements and equipment are recorded at cost. Expenses for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon the sale or other retirement of depreciated property, the costs and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

     Depreciation is provided using the straight line and accelerated methods based upon the useful lives of the depreciable assets ranging from five to thirty nine years.

     DEFERRED ACQUISITION COSTS - Deferred acquisition costs include professional fees and other direct costs related to the evaluation of prospective property acquisitions. If the acquisitions are completed, the costs are included as property costs. If a prospective property is not acquired, the costs are expensed.

     DEBT ISSUE COSTS - Debt issue costs represent the direct costs of issuing debt securities. These costs are being amortized over the term of the related debt.

     INCOME TAXES - The Company accounts for incomes taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

     NET LOSS PER SHARE OF COMMON STOCK - Net loss per share is computed by dividing the net loss after deducting preferred stock dividends for the period by the weighted average number of shares of common stock outstanding during the period.

4.   STOCK SUBSCRIPTION RECEIVABLE

     The Company issued 400,000 shares of Class A common stock to Caragh Holdings during August 1995 as a deposit on the purchase of a parcel of land. Such purchase was later cancelled by mutual consent of the parties. Caragh Holdings may purchase the shares by paying $2.00 per share to the Company until December 31, 1997, at which time any non-purchased shares will be returned to the Company. In related agreements, Caragh Holdings agreed to purchase an additional 300,000 shares of Class A common stock, 200,000 for $3.20 per share and 100,000 for $2.00 per share or $840,000. The Company issued the 300,000 shares of stock to Caragh Holdings in September 1995. Caragh later agreed to purchase an additional 350,000 shares for $1.00 per share. As of December 31, 1996, the Company had received $825,000 from Caragh Holdings towards the subscription and has a stock subscription receivable of $364,000.

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


                         Land                         $  354,263
                         Buildings                     2,025,116
                         Furniture, fixtures, etc.       264,375
                         Other assets                     58,074
                                                      ----------
                                                      $2,701,828

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at December 31, 1996 was a deficit of ($1,333,000) as compared to a surplus of $285,000 for the year ended June 30, 1996. Contributing to the reduction of working capital was the Company's net loss for the six month period of ($1,096,000) which was only partially offset by other factors affecting working capital; accounts receivable, accounts payable, deposits, etc. During September 1996, the Company purchased land in Hawaii, which required a cash outlay of approximately $160,000 and resulted in an increase of current debt of $167,000. In addition, during the quarter ended December 31, 1996, the Company had $543,000 in mortgage notes payable become current further weakening the Company's working capital position. The Company anticipates having to raise additional funds through private securities offerings to finance its operations, meet delinquent obligations (See Part II, Item 3, Defaults Upon Senior Securities) and carry out its business plan, which includes future acquisitions.

RESULTS OF OPERATIONS

     For the quarter ended December 31, 1996, the Company incurred losses from continuing operations of ($466,000) and a gain on the sale of property of $11,000 for a total net loss of ($455,000). Rental revenues for the quarter decreased 17% from the prior year period. Lost roomnights resulting from the sale of the Hilton Head Cottages were the major contributor to the reduction in rental revenues. The Company continues to recognize operating losses from the Reno property and is currently making changes to management, marketing strategies and other areas in an attempt to enhance the performance of the hotel. Salaries and wages increased significantly over prior year as the Company employed two professionals to assist with future acquisitions. Depreciation expense increased as a result of new depreciation charges on the completed renovations to the Reno property.


                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On November 17, 1995, RRR, INC. d/b/a MAXimum Resort Rentals, Inc., filed a lawsuit in Beauford County, South Carolina against the Company. The plaintiff was retained by the Company to manage the Company's cottages (sold fiscal 1996) located in Hilton Head, South Carolina. The lawsuit alleges that the Company breached its agreement with the plaintiff when the Company entered into agreements to sell the cottages. The lawsuit seeks actual damages of $3,000,000 plus unspecified punitive damages. The Company believes this lawsuit is without merit and intends to defend it vigorously. The Company is currently in the deposition process and expects the matter to go to trial within the next 90 days. The Company has counterclaimed for $110,000.


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
                                      --------

     The Company is in the process of negotiating all past due amounts and intends to seek a reduction in the interest rate for the notes in the near future. The Company has successfully negotiated with several of the individual noteholders to arrange payment plans and/or extend due dates.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5 - OTHER INFORMATION

     None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits - None.

     The Company did not file any reports on form 8-K during the quarter ended December 31, 1996.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GREAT AMERICAN HOTELS AND RESORTS, INC.


Date:                           By:
     -------------------           ---------------------------------
                                   Edward L. Bates, President


Date:                           By:
     -------------------           ---------------------------------
                                   David T. Potts, Chief Operating Officer


Date:                           By:
     -------------------           ---------------------------------
                                   Rob A. Turner, Chief Financial Officer